Form 10-K
period 2022-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2023-02-22
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File No.: 000-09881
SHENANDOAH TELECOMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1162807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Shentel Way, Edinburg, Virginia    22824
(Address of principal executive offices)  (Zip Code)
(540) 984-4141  (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	50,204,452
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on February 16, 2023)
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒           Accelerated filer ☐             Non-accelerated filer ☐            Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2022 based on the closing price of such stock on the Nasdaq Global Select Market on such date was approximately $0.8 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Name:	RSM US LLP	Auditor Location:	Fort Lauderdale, Florida	Auditor Firm ID:	49

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
•the impact of competition from other market participants, including but not limited to fiber to the home (“FTTH”) providers, incumbent telephone companies, direct broadcast satellite (“DBS”) operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, incumbent cable providers, video provided over the Internet by (i) market participants that have not historically competed in the multichannel video business, (ii) traditional multichannel video distributors, and (iii) content providers that have historically licensed cable networks to multichannel video distributors, and providers of advertising over the Internet;
•the ability to acquire fiber optic cable, consumer premise equipment, and other materials and equipment in a timely manner needed to expand our network and customer base and maintain our current operations;
•the availability of cash on hand and access to capital to fund the growth of capital expenditures needed to execute our business plan;
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
•the ability to retain and hire key personnel; and
•our ability to comply with all covenants in our credit facility, any violation of which, if not cured in a timely manner, could trigger an event of default.

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

ITEM 1.BUSINESS

Our Company

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”), provides broadband services through its high speed, state-of-the-art fiber-optic and cable networks to customers in the Mid-Atlantic United States. The Company's services include: broadband internet, video, and voice; fiber-optic Ethernet, wavelength and leasing; and tower colocation leasing. The Company owns an extensive regional network with over 8,300 route miles of fiber and over 220 macro cellular towers. For more information, please visit www.shentel.com.

Description of Business

Broadband Reporting Segment

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via fiber optic services under the brand name of Glo Fiber and hybrid fiber coaxial cable under the brand name of Shentel. The Broadband segment also leases dark fiber and provides Ethernet and wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area under the brand names of Glo Fiber Enterprise and Glo Fiber Wholesale. The Broadband segment also provides voice and data services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by an approximately 8,300 fiber route mile network. The Broadband segment served 220,856 Revenue Generating Units (“RGUs”) at December 31, 2022, representing an increase of 9.2%, from December 31, 2021.

Tower Reporting Segment

Our Tower segment owns over 220 macro cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

Competition

Broadband competition
As the incumbent cable provider passing over 212,000 homes, we compete directly against the incumbent local telephone companies in 100% of our passings that provide DSL data and voice services over hybrid fiber and copper-based networks, a broadband overbuilder provider in approximately 13% of our passings that provision broadband service over hybrid fiber coaxial cable or fiber optics networks and indirectly from wireless substitution as the bandwidth speeds from wireless providers have increased with network upgrades to 5th generation technology. Our FTTH service passes over 147,000 homes and competes against the incumbent local telephone companies' DSL and voice services via hybrid fiber and copper-based networks and the incumbent cable companies' broadband service utilizing hybrid fiber coaxial networks.

Competition is also intense and growing in the market for video services. Incumbent cable television companies, which have historically provided video service, face competition from direct broadcast satellite providers such as Dish and DirecTV and on-line video services, such as Netflix, YouTube TV, Hulu, Disney and Amazon. Our ability to compete effectively with our competitors in video will depend, in part, on price, content cost and variety, service quality and the convenience of our service offerings.

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

Regulation of Broadband Internet and Cable Video Services

We provide broadband internet, video, voice and fiber services to residential and business customers in franchise areas covering portions of Virginia, West Virginia, western Maryland, central Pennsylvania and eastern Kentucky.

The provision of cable service generally is subject to regulation by the FCC, and cable operators typically also must comply with the terms of the franchise agreement between the cable operator and the state or local franchising authority. Some states, including Virginia and West Virginia, have enacted regulations and franchise provisions that also can affect certain aspects of a cable operator’s operations. Our business can be significantly impacted by changes to the existing regulatory framework, whether caused by legislation or administrative or judicial actions.

The FCC originally classified broadband Internet access services, such as those we offer, as an information service, which by law exempts the service from traditional common carrier communications laws and regulations. In 2015, the FCC determined that broadband Internet access services, such as those we offer, were a form of telecommunications service under the Communications Act of 1934, as amended (the “Communications Act”), and, on that basis, imposed rules (commonly referred to as “Net Neutrality” rules) banning service providers from blocking access to lawful content, restricting data rates for downloading lawful content, prohibiting the attachment of non-harmful devices, giving special transmission priority to affiliates, and offering third parties the ability to pay for priority routing. The 2015 rules also imposed a transparency requirement, i.e., an obligation to disclose all material terms and conditions of our service to consumers.

In 2017, the FCC adopted an order repudiating its treatment of broadband as a telecommunications service, reclassifying broadband as an information service, and eliminating the 2015 rules other than the transparency requirement, which was eased in significant ways. The FCC also ruled that state regulators may not impose obligations similar to federal obligations that the FCC removed. In 2019, the U.S. Court of Appeals for the District of Columbia upheld the information service reclassification, but vacated the FCC’s blanket prohibition of state utility regulation of broadband services. The court left open the possibility that individual state laws could still be deemed preempted on a case-by-case basis if it is shown that they conflict with federal law. In October 2020 the FCC, responding to the court’s remand order, issued a further decision clarifying certain aspects of its earlier order. In this decision the FCC re-classified broadband internet access service as an unregulated information service, thus eliminating all federal regulatory “network neutrality” obligations beyond requiring broadband providers to accurately disclose network management practices, performance, and commercial terms of service. These issues may be revisited by the FCC in the current or future administrations. At the same time, several states (including California, but not anywhere we operate) have adopted state obligations replacing the Internet access (“Net Neutrality” type) obligations that the FCC removed, and we expect that additional states will consider the imposition of new regulations on Internet services like those that we offer. For example, New York adopted legislation that would have required Internet service providers to offer a discounted Internet service to qualifying low-income consumers, but a federal district judge enjoined enforcement as likely to be deemed rate regulation of Internet service that would be preempted by federal law. Other state laws and regulations may be adopted in the future, but will likely be subject to legal challenges. California’s legislation has been challenged in court. We cannot predict how any such state legislation and court challenges will be resolved. Various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, imposition of local franchise fees on Internet-related revenue and taxation. The adoption of new Internet regulations or the adaptation of existing laws to the Internet, including potential liability for the infringing activities of Internet subscribers, could adversely affect our business.

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

Federal and state governments have launched numerous programs to provide subsidies for the construction of high-speed broadband facilities to unserved homes that do not have access to broadband service of 25 Mbps for downloads and 3 Mbps for uploads. The largest of these is the recently enacted $42.5 billion appropriation in the Infrastructure Investment and Jobs Act for broadband construction and adoption programs that prioritize currently unserved areas. In addition, funding from the American Rescue Plan Act, the Coronavirus Aid, Relief, and Economic Security Act, and the FCC’s Rural Digital Opportunities Fund, and state programs such as the Virginia Telecommunications Initiative (“VATI”), Maryland Network Infrastructure Grant Program and West Virginia Broadband Development Fund are likely to subsidize broadband construction to unserved homes.

On January 30, 2020, the FCC adopted an order approving the Rural Digital Opportunity Fund (“RDOF”) to disburse $20.4 billion over the course of ten years to subsidize the deployment of networks for the provision of high-speed broadband internet access and voice services in unserved areas via a reverse auction, some of which may be directed to competitive providers in some of the states in which we operate. We prevailed as a winning bidder in the auction for certain areas subject to further FCC review of the Company’s long-form application and supporting materials. Subsequent to the auction and prior to completing the long-form application, the Company filed a request with the FCC declining most of the RDOF grants and seeking relief from the related obligations to build networks in certain areas that will soon be, or already are, served by other broadband providers. We may be subject to penalties or other adverse action if the FCC does not grant the requested relief. Our remaining RDOF award, excluding awards declined, is $0.9 million to serve approximately 900 unserved homes. The Company expects to fulfill its obligation during the period from 2023 to 2025.

In 2021, Congress passed the America Rescue Plan Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We were awarded approximately $71 million in grants to serve approximately 23,600 unserved homes in the states of Virginia, West Virginia and Maryland. The grants will be paid to the Company as certain milestones are completed. The Company expects to fulfill its performance obligations during the period from 2023 to 2025.

In November 2021, Congress passed the Infrastructure Investment and Jobs Act that will provide an additional $42.5 billion to states to fund broadband construction and adoption programs that prioritize the expansion of high-speed broadband to unserved homes across the country. The allocation of the federal funds to the states and the process to award the grants is being developed.

With the influx of government grants now available to subsidize broadband FTTH construction to unserved areas, we ceased our Beam fixed wireless network, operations and services in 2022 as it was not designed to compete against the faster broadband services offered by fiber networks. We incurred $12.4 million in impairment, accelerated depreciation and restructuring charges in 2022 as a result.

Pricing and Packaging. Our video and broadband internet services are not subject to rate regulation. In December 2020 these services became subject to a federal law requiring itemization of certain charges in notices and invoices to customers, and we must also comply with generally-applicable marketing and advertising requirements. Congress and the FCC from time to time have considered imposing new pricing, packaging and consumer protection restrictions on cable operators. We cannot predict whether or when any such new marketing restrictions may be imposed on us or what effect they would have on our ability to provide cable service.

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

Franchise Matters. Cable and FTTH operators generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing video and data services. The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term and are subject to renewal, require the cable operator to collect a franchise fee of as much as 5% of the cable operator’s gross revenue from video services, and contain certain service quality and customer service obligations. We believe that our ability to obtain franchises or our franchise renewal prospects are generally favorable but cannot guarantee the initial franchise award or future renewal of any individual franchise. A significant number of states today have processes in place for obtaining state-wide franchises, and legislation and regulation have been introduced from time to time in Congress, the FCC, and in various states, including those in which we provide some form of video or data service, that would modify franchising processes, potentially lowering barriers to entry and increasing competition in the marketplace for video services. The states in which we currently operate largely leave franchising responsibility in the hands of local municipalities and counties, but these states govern the local government entities’ awards of such franchises and their conduct of franchise negotiations. We cannot predict the extent to which these rules and other developments will accelerate the pace of new entry into the video or data market or the effect, if any, they may have on our FTTH and cable operations.

Federal law imposes a 5% cap on franchise fees. In 2019, the FCC clarified that the value of in-kind contribution requirements set forth in cable franchises (such as channel capacity set aside for public, educational and governmental (“PEG”) use or free cable service to public buildings) is subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing franchise fees on cable systems providing non-cable services such as Internet services. Those rules were upheld by a federal court in 2021, but the court limited the amount of the in-kind franchise fee contribution credit to the operator’s marginal costs rather than its market valuation.

Pole Attachments. The Communications Act requires investor-owned (“IO”) utilities and telecommunications carriers to provide cable systems with access to poles and conduits and simultaneously subjects the rates, terms and conditions of access to either federal or state regulation. The FCC rules do not directly affect pole attachment rates in states that self-regulate (rather than allow the FCC to regulate) pole rates, but many of those states have substantially the same rate for cable and telecommunications attachments. Kentucky, Pennsylvania and West Virginia, three states in which we operate, self-regulate IO pole attachments but do so using essentially the same rate formula and other pole attachment rules as the FCC. The FCC pole attachment rules also do not govern government or cooperatively owned utilities. States, however, are free to regulate such utilities and some do. Of the states in which Shentel operates, Virginia and Kentucky currently regulate cooperatively owned pole attachments. In 2018, the FCC interpreted another federal law governing state and local regulation of public rights of way to impose cost-based limitations on what government entities may charge for pole attachments. This interpretation was upheld against challenge by the United States Court of Appeals for the Ninth Circuit.

In 2018, the FCC adopted rules to permit a “one-touch” make-ready process for poles subject to its jurisdiction. The “one touch” make-ready rules allow new attachers to alter certain components of existing attachments for “simple make-ready” (i.e. where the alteration of existing attachments does not involve a reasonable expectation of a service outage, splicing, pole replacement or relocation of a wireless attachment). The rules are intended to promote broadband deployment and competition by facilitating competing communications providers' service deployment. Certain aspects of the rules are still pending reconsideration at the FCC. Other aspects were upheld against challenge by the United States Court of Appeals for the Ninth Circuit. Although Kentucky, West Virginia and Pennsylvania self-regulate, each of these states has adopted the FCC’s “one touch” make-ready rules.

Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services. For example, the Communications Act, limits our ability to collect, use and disclose customers’ personally identifiable information for our cable television/video, voice and Internet services. We are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. Further, the FCC, the Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FCC also has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from telecommunications service subscribers, and that govern procedures for release of such information in order to prevent identity theft schemes. Other laws impose criminal and other penalties for the violation of certain CPNI requirements and related privacy protections. The FCC or other regulators may expand these duties. For example, the FCC is currently considering a proposal to expand the CPNI breach reporting obligations for VoIP and telecommunications providers.

As a result of the FCC’s December 2017 decision to reclassify broadband Internet access service as an “information service,” the FTC has the authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including our use and disclosure of certain customer information.

Many states and local authorities have considered legislative or other actions that would impose additional restrictions on our ability to collect, use and disclose certain information. California’s Consumer Privacy Act (“CCPA”) and associated regulations, which became effective in 2020, and the California Privacy Rights Act, which amended the CCPA and became effective in January 2023, under certain circumstances regulate the collection, use, retention, sale and disclosure of the personal information of California consumers, grants California consumers certain rights to, among other things, access, correct and delete data about them in certain circumstances, and authorizes enforcement actions by the California Attorney General, the new California Privacy Protection Agency, and certain limited private class actions. Compliance with the CCPA may increase the cost of providing our services to customers who may be residents in California and increase our litigation exposure. In 2020 Virginia enacted a new consumer privacy law. Firms were required to come into compliance by January 2023. The Virginia privacy law imposes requirements on companies, like Shentel, regarding the handling of consumer data, including a requirement to conduct data protection impact assessments; obtain opt-in consent from consumers to use sensitive personal information; and allow consumers to access, delete, correct and port their data, among other things. Shentel's operations are in compliance with the new Virginia law as of December 31, 2022. In 2021, Colorado enacted the Colorado Privacy Act, modeled largely after its predecessor in Virginia and in part after the CCPA, which will go into effect on July 1, 2023. We expect continued federal and other state efforts to regulate online privacy, data security and cybersecurity to continue in 2023. We cannot predict whether any of these efforts will be successful, or how new legislation and regulations, if any, would affect our business. These efforts have the potential to create a patchwork of differing and/or conflicting state and/or federal regulations, and to increase the cost of providing our services.

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

Accessibility. The FCC imposes obligations on multi-channel video programming distributors (“MVPDs”), intended to ensure that individuals with disabilities are able to access and use video programming services and equipment. FCC rules require video programming delivered on MVPD systems to be closed captioned unless exempt and require MVPDs to pass through captions to consumers and to take all steps needed to monitor and maintain equipment to ensure that captioning reaches the consumer intact. Video programming delivered over the Internet must be captioned if it was delivered previously on television with captions. An MVPD must also pass through audio description provided in broadcast and non-broadcast programming if it has the technical capability to do so, unless it is using the required technology for another purpose. FCC rules also require MVPDs to ensure that critical details about emergencies conveyed in video programming are accessible to persons with disabilities, and that video programming guides are accessible to persons who are blind or visually impaired. We cannot predict if or when additional changes will be made to the current FCC accessibility rules, or whether and how such changes will affect us.

Voice over Internet Protocol “VoIP” Services. We provide voice communications services over our cable network utilizing interconnected VoIP technology and service arrangements. Although similar to telephone service in some ways, our VoIP service arrangement utilizes different technology and is subject to many of the same rules and regulations applicable to traditional telephone service. The FCC order adopted on October 27, 2011 established rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers and VoIP providers. In May 2014 the United States Court of Appeals for the Tenth Circuit upheld the FCC order reducing intercarrier compensation payments. The rules have substantially decreased intercarrier compensation payments we may have otherwise received over a multi-year period. The decreases over the multi-year transition have affected both the amounts that we pay to telecommunications carriers and the amounts that we receive from other carriers. The schedule and magnitude of these decreases, however, has varied depending on the nature of the carriers and the telephone traffic at issue. These changes have had a negative impact on our revenues and expenses for voice services at particular times over this multi-year period.

Further regulatory changes are being considered that could impact our VoIP service. The FCC and state regulatory authorities have considered, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers (including RLECs) should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers. The FCC has required VoIP providers to comply with several regulations that apply to other telephone services, including 911 emergency services, the Communications Assistance for Law Enforcement Act (“CALEA”), Universal Service Fund (“USF”) contribution, customer privacy and CPNI issues, number portability, network outage, rural call completion, disability access, battery backup, robocall mitigation, regulatory fees and discontinuance of service. We cannot predict whether the FCC will impose additional obligations on our VoIP services in the future.

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

Regulation of Shenandoah Telephone Company (“Shenandoah Telephone”)

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

Regulation of Intercarrier Compensation. Shenandoah Telephone participates in the access revenue pools administered by the FCC-supervised National Exchange Carrier Association (“NECA”), which collects and distributes the revenues from interstate access charges that long-distance carriers pay us for originating and terminating interstate calls over our network. Shenandoah Telephone also participates in some NECA tariffs that govern the rates, terms and conditions of our interstate access offerings. Some of those tariffs are under review by the FCC, and we may be obligated to refund affected access charges collected in the past or in the future if the FCC ultimately finds that the tariffed rates were unreasonable. We cannot predict whether, when and to what extent such refunds may be due.

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

Universal Service Fund (“USF”). Shenandoah Telephone receives disbursements from the federal USF. In October 2011, the FCC adopted comprehensive changes to the universal service program. Some of the FCC’s reforms impact the rules that govern disbursements from the USF to RLECs such as Shenandoah Telephone, and to other providers. These rules have resulted in a substantial decrease in intercarrier compensation payments over a multi-year period. The Company is not able to predict if or when additional changes will be made to the USF, or whether and how such changes would affect the extent of our total federal universal service assessments, the amounts we receive, or our ability to recover costs associated with the USF.

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

In 2012, the FCC released an order making substantial changes to the rules and regulations governing the federal USF Lifeline Program, which provides discounted telephone services to low income consumers. The order imposes greater recordkeeping and reporting obligations, and generally subjects providers of Lifeline-supported services to greater oversight. In 2016, the FCC released a second substantial Lifeline order that amended the program to provide support for broadband services and phase out support for voice services. Included among the new rules was a requirement that any eligible telecommunications carrier (“ETC”) which offered broadband service, on its own or through an affiliate, must also offer Lifeline-supported broadband service. Due to this requirement, our Company began offering Lifeline-supported broadband in areas where it operates as an ETC. In 2017, the FCC released a Lifeline order that included clarifications to the 2016 Lifeline order and proposed reforms aimed at improving program integrity. As a result of our Company providing Lifeline-supported services, we are subject to increased reporting and recordkeeping requirements, and could be subject to increased regulatory oversight, investigations or audits.

In May 2021, the FCC introduced the temporary Emergency Broadband Benefit (“EBB”) program to help qualifying disadvantaged households pay for Internet service. The EBB program provides a subsidy of up to $50 per month toward Internet service to the service provider for most eligible low-income households that elect the benefit and demonstrate their qualification. Congress extended this benefit indefinitely through the new Affordable Connectivity Program (“ACP”) that in 2022 replaced EBB with a $30 subsidy for service provided to most of the same consumers. These programs are beneficial to participating service providers by increasing the number of customers who can afford and pay for Internet services. At the same time, participation entails some risk because subsidies will not be received if the customer switches to another provider or if the service provider does not fulfill all program requirements. Non-participation would make it more difficult to compete as effectively for business from low-income consumers. The FCC, USAC and other authorities have conducted, and in the future are expected to continue to conduct, more extensive audits of USF support recipients, as well as other heightened oversight activities. The impact of these activities on the Company, if any, is uncertain.

Other Regulatory Obligations. Shenandoah Telephone is subject to requirements relating to CPNI, CALEA implementation, interconnection, access to rights of way, number portability, number pooling, accessibility of telecommunications for those with disabilities, robocalls mitigation and protection for consumer privacy.

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

911 Services. We are subject to FCC rules that require telecommunications carriers to make emergency 911 services available to their subscribers, including enhanced 911 services that convey the caller’s telephone number and detailed location information to emergency responders. In December 2013, the FCC adopted a rule requiring all 911 service providers that serve a public safety answering point (a “PSAP”) or other local emergency responder, to take reasonable measures to ensure 911 circuit diversity, availability of backup power at central offices that directly serve PSAPs, and diversity of network monitoring links. Further, in August 2019 the FCC adopted new 911-related requirements for service providers offering customers multiline telephone system solutions to business and enterprise customers. These new requirements require Shentel to take certain additional action to ensure emergency responders can properly respond to 911 calls, such as the delivery of specific location information and notices.

Long Distance Services. We offer long distance service to our customers through our subsidiary, Shenandoah Cable Television, LLC. Our long distance rates are not subject to FCC regulation, but we are required to offer long distance service through a subsidiary other than Shenandoah Telephone, to disclose our long distance rates on a website, to maintain geographically averaged rates, to pay contributions to the USF and make other mandatory payments based on our long-distance revenues, and to comply with other filing and regulatory requirements. In November 2013, the FCC issued an order imposing greater recordkeeping and reporting obligations on certain long distance providers delivering calls to rural areas. The order imposes greater recordkeeping and quarterly reporting obligations on such providers, and generally subjects such providers to greater oversight.

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

Construction and Operation of Tower Facilities.

The construction of new towers, and in some cases the modification of existing towers, may be subject to environmental review pursuant to the National Environmental Policy Act of 1969 (“NEPA”), which requires federal agencies to evaluate the environmental impacts of their decisions under some circumstances. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation, including health effects relating to radio frequency emissions, and impacts on endangered species such as certain migratory birds, and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement, which would be subject to public comment.

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

Communications Assistance for Law Enforcement Act (“CALEA”). The CALEA was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers and broadband providers, including the Company, to modify their equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards.

Human Capital Management

As of December 31, 2022, the Company employed 842 people in and around the Mid-Atlantic region of the United States, of which approximately 31% were female, and 22% of managerial employees were female.

Our Chief Human Resources Officer (“CHRO”) is responsible for developing and executing the Company’s human capital management strategy in alignment with the business. This includes the attraction, acquisition, development, retention and engagement of talent to deliver on the Company’s strategy, the design of employee compensation and benefits programs, and oversight of our diversity and inclusion efforts. Our CHRO continuously evaluates, modifies, and enhances our internal processes and technologies to increase employee engagement, productivity and effectiveness. In addition, the Chief Executive Officer (“CEO”) and CHRO regularly update the Company’s board of directors and its committees on the operation and status of these human capital trends and management programs. Key areas of focus include:

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

Workplace Safety

The health and safety of our employees is our highest priority. Exceeding the Occupational Safety and Health Administration (“OSHA”) Regulations is the expectation for Shentel. We have achieved this level of success through our deliberate creation and management of both regional and corporate safety committees. Our commitment to safety has also allowed us to achieve a 2022 OSHA Incident Rate of approximately 1.6, compared to the national utilities industry benchmark of 2.1.

Compensation and Benefits

We provide employees with compensation and benefits packages that are market-driven and aligned to a consistent Shentel Compensation and Rewards Philosophy. This philosophy is aligned with the needs of the business, and targeted to be competitive in the Company’s designated talent markets. As well as ensuring compensation competitiveness, the primary objectives of Shentel’s compensation programs are as follows:

•Create a competitive advantage to attract, motivate and retain the necessary talent for the Company;
•Focus both individual and organizational effort around strategy execution, accountability and Company core values for achieving key business outcomes;
•Emphasize individual performance-based differentiation linked to corporate and shareholder values.
•Establish job and salary structures that are market driven and reviewed on an ongoing basis in order to maintain long-term competitiveness;
•Ensure that pay processes are easily understood;

•Provide a consistent approach to delivering ongoing competitive compensation to employees of the Company. Consistency will be measured in terms of pay positioning relative to the Company’s defined competitive survey market as well as in comparison to the Company’s overall internal compensation philosophy and objectives; and
•Target the 50th percentile of the Company’s defined competitive survey market for each relevant compensation component.

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

Employee Engagement

Our annual employee satisfaction survey captures critical indicators of employee engagement and provides an overall understanding of employee favorability. During 2022, we conducted our most recent enterprise-wide engagement survey, with the assistance of third party consultants, which focused on measuring engagement, inclusion, and overall employee satisfaction. We will continue to poll our employees and build action plans to address feedback shared by our team members.

Information About Our Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors. Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	64	April 1988

Edward H. McKay	Executive Vice President and Chief Operating Officer	50	July 2021

James J. Volk	Senior Vice President and Chief Financial Officer	58	June 2019

Elaine M. Cheng	Senior Vice President and Chief Information Officer	49	March 2019

Heather K. Tormey	Vice President and Chief Human Resources Officer	49	July 2019

Dennis A. Romps	Vice President and Chief Accounting Officer	55	July 2021

Richard W. Mason Jr.	Senior Vice President Engineering and Operations	49	July 2021

Derek C. Rieger	General Counsel, Vice President Legal and Corporate Secretary	42	February 2022

Dara Leslie	Senior Vice President Sales & Marketing	55	June 2022

Mr. French is President and Chief Executive Officer for Shentel. He is responsible for the overall leadership and strategic direction of the Company. He has served as President since 1988, and has been a member and Chairman of the Board of Directors since 1996. Prior to appointment as President, Mr. French held a variety of positions with the Company, including Vice President Network Service and Executive Vice President. Mr. French holds a bachelor’s degree in electrical engineering and an MBA, both from the University of Virginia. He has held board and officer positions in both state and national telecommunication associations, including service as a member of the Leadership Committee of the USTelecom Association, a director of the Organization for the Promotion and Advancement of Small Telecommunications Companies (“OPASTCO”) and was president and director of the Virginia Telecommunications Industry Association.

Mr. McKay is Executive Vice President and Chief Operating Officer for Shentel. He has served in this role since July 2021 and is responsible for leading Shentel’s entire integrated broadband business, including the Shentel Cable, Glo Fiber, Glo Fiber Enterprise and Glo Fiber Wholesale brands, and the Company’s tower portfolio. He joined Shentel in 2004 and has more than 25 years of experience in the telecommunications industry. Prior to his current role, he served as Senior Vice President of Engineering & Operations. He played a key role in the growth and success of Shentel's former wireless business, led the expansion of the fiber-rich network supporting the Company’s cable and wireline business, and was responsible for delivering on Shentel’s broadband Fiber First growth strategy for Glo Fiber. Mr. McKay held the title of Senior Vice President - Wireline and Engineering from 2015 to 2018, with responsibility for managing the Company's commercial fiber and dual incumbent cable and RLEC businesses, network planning, engineering, construction and operations for Shentel's networks. Mr. McKay began his telecommunications industry career in 1996, including previous management positions at UUNET and Verizon. He is a graduate of the University of Virginia, where he earned master’s and bachelor’s degrees in electrical engineering. He represents the Company on the Board of ACA Connects and the Board of ValleyNet.

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

Ms. Cheng is Senior Vice President and Chief Information Officer for Shentel. She leads the Information Technology organization, Enterprise Project Management Office (“EPMO”), and Enterprise Risk Management program, and is responsible for our Customer Care and Tech Support functions. She joined the Company in March

2019 and has more than 20 years of experience in diverse business environments across all areas of Information Technology. Prior to joining Shentel, Ms. Cheng served as Chief Information Officer and Managing Director of Global Strategic Design for CFA Institute in Charlottesville, Va. Prior to her time at CFA Institute, Ms. Cheng held a number of different roles over 16 years with M&T Bank in Buffalo, NY, including Group Vice President, Technology Business Services, Vice President of Retail Operations and Assistant Vice President, Web Product Owner. She received her Bachelor of Arts degree from Vassar College and her Masters of Business Administration from the University of Rochester. Additionally, Ms. Cheng is a founding board member of Charlottesville Women in Tech, a non-profit organization which encourages women to join and thrive in technology careers.

Ms. Tormey (formerly Banks) is Vice President and Chief Human Resources Officer at Shentel. She joined the Company in July 2019. Ms. Tormey brings more than 20 years of experience in leading and managing strategic HR initiatives to Shentel. Prior to joining Shentel, Ms. Tormey was the Chief Human Resources Officer of American Woodmark, headquartered in Winchester, Virginia. Prior to American Woodmark, Ms. Tormey held numerous HR leadership positions with a variety of organizations across a range of industries, including Carlisle FoodService Products, UTC Aerospace Systems, Goodrich Corporation, Northern Power Systems, and IGT. She holds a Bachelor of Science in Psychology from Florida State University and a Master of Arts in Industrial Organizational Psychology from the University of New Haven.

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

Mr. Rieger is Vice President Legal, General Counsel & Corporate Secretary for Shentel. He joined Shentel in 2021 and is responsible for all legal and regulatory compliance matters for the Company. He also acts as the Company’s Corporate Secretary. Mr. Rieger began his career in the contact center industry in 2007, and went on to gain experience in both the financial technology and software-as-a-service industries. Mr. Rieger has served as General Counsel for Conduit Global, Executive Vice President, Chief Legal Officer and Corporate Secretary for kgb, and Vice President of Global Corporate and Operational Compliance for Sykes Enterprises. Mr. Rieger received his Bachelor of Science in Business Administration from Villanova University and his Juris Doctor degree from Widener University.

Ms. Leslie is Senior Vice President of Sales and Marketing for Shentel. She joined Shentel in June 2022. She has over 20 years of experience in the broadband industry, including 10 years with Comcast as Vice President of Sales and Marketing for the Big South Region and Vice President of Marketing for the Central Division, seven years with Atlantic Broadband as Vice President/General Manager of the Maryland-Delaware markets and Vice President of Customer Care and Marketing, and six years with Charter in various leadership roles. Ms. Leslie has a master’s degree from Old Dominion University and a bachelor’s degree from the University of North Carolina at Greensboro.

Websites and Additional Information

The Company maintains a corporate website at www.shentel.com. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such reports with or to the Securities and Exchange Commission (“SEC”). The contents of our website are not a part of this report. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding the Company.

ITEM 1A.RISK FACTORS

Our business and operations are subject to a number of risks and uncertainties. The risks set forth under “Part I Item 1. Business” and the following risk factors should be read carefully in connection with evaluating our business. The following risks (or additional risks and uncertainties not presently known to us) could materially affect our financial condition, liquidity, or operating results, as well as the price of our common stock.

Risks Related to Our Business

Intensifying competition may limit our ability to continue to grow our revenue.

The increasing demand for faster residential internet bandwidth driven by working and learning from home since the outbreak of COVID-19 has increased the availability of capital to fund FTTH overbuilds in areas historically served by incumbent cable and incumbent local telephone providers. If new FTTH competitors overbuild our incumbent cable service areas, some of our subscribers may select other providers’ offerings based on price, bandwidth speeds, capabilities or personal preference. Further, if new competitors offers lower prices, we may need to offer more value to retain our customers driving lower revenue per subscriber. Some of our competitors possess greater resources, have greater brand recognition, have more extensive coverage areas, have access to spectrum or technologies not available to us, are able to offer bundled service offerings that we are not able to duplicate and offer more services than we do. If significant numbers of our subscribers elect to move to competing providers, or if market saturation limits the rate of new subscriber additions, we may not be able to continue to grow our revenue.

Prospective competitors of our Broadband segment may receive grants from federal or state universal service funds or other subsidies. Some of those potential competitors may receive support under the Connect America Fund, Rural Development Opportunity Fund, American Rescue Plant Act or Infrastructure Investment and Jobs Act to build broadband facilities to unserved homes that do not meet the minimum broadband speeds in some areas already served by our DSL networks and adjacent to our cable and FTTH footprint. As a result, new competitors may invest in cable and FTTH markets, increasing the number of competitors we face in our network area and in the areas we hope to expand our broadband network in the future. New competitors in our FTTH markets may lead to lower market share than anticipated and lead to lower returns on investments than originally planned.

Consumers are increasingly accessing video content from alternative sources, such as Internet-based “over the top” providers such as Netflix, YouTube TV, Amazon, Disney+, Hulu, and related platforms. The influx of competitors in this area, together with the development of new technologies to support them, are resulting in significant changes in the video business models and regulatory provisions that have applied to the provision of video and other services. These developments have led to a loss of video subscribers due to “cord cutting” as customers adopt alternative sources and may lead to a decline in the demand, price and profitability of our video services.

Incumbent cable companies like us also face competition from direct broadcast satellite providers, and from large providers of wireline telecommunications services (such as Verizon, Lumen and AT&T), which have upgraded their networks in certain markets outside of our cable footprint to provide video services in addition to voice and broadband services and may offer bundled service offerings that we are not able to duplicate. Wireless providers are also entering the market for broadband and video services. In some areas, direct wireless providers have partnered with large incumbent cable and other telecommunications service providers to offer triple-play services and even quad-play bundles which include wireless plans. If wireless providers or direct broadcast satellite providers collaborate with large wireline telecommunications service providers to expand their upgraded networks into our cable and FTTH footprint, then Shentel would face increased competition within our existing footprint and potential decreases in revenue from existing sources.

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

Nationwide, incumbent local exchange carriers have experienced a decrease in access lines and DSL subscribers due to the effect of broadband and wireless competition. We have experienced reductions in the number of access lines and DSL subscriptions to date, and based on industry experience we anticipate that the long-term trend toward declining subscriber counts will continue. There is a risk that this downward trend will have an adverse effect on the Company’s landline telephone operations in the future.

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful.

We are strategically focused on driving growth by expanding our broadband network in order to provide service in communities that are near or adjacent to our network. This expansion strategy includes our FTTH broadband service, which we offer under the Glo Fiber brand. This brand is relatively new in the marketplace and the success of our strategy will depend on the degree to which we are able to successfully establish and continue to enhance this brand, which is not assured. This strategy requires considerable management resources and capital investment and it is uncertain whether and when it will contribute to positive free cash flow and the degree to which we will otherwise achieve our strategic objectives, on a timely basis or at all. As a result, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2025. Additionally, we must obtain pole attachment agreements, franchises, construction permits and other regulatory approvals to commence operations in these communities. Delays in entering into pole attachment agreements, receiving the necessary franchises and construction permits, procuring needed contractors, materials or supplies, and conducting the construction itself could adversely impact our scheduled construction plans and, ultimately, our expansion strategy. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets as could our ability to adequately market a new brand to customers unfamiliar to us as we expand to markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

We may be materially adversely affected by regulatory, legal and economic changes relating to our physical plant.

Our systems depend on physical facilities, including transmission equipment and miles of fiber and cable. Significant portions of those physical facilities occupy public rights-of-way and are subject to local ordinances and governmental regulations. Other portions occupy private property under express or implied easements, and many miles of the cable are attached to utility poles governed by pole attachment agreements. No assurances can be given that we will be able to maintain and use our facilities in their current locations and at their current costs. Changes in governmental regulations or changes in these relationships could have a material adverse effect on our business and our results of operations.

We may incur more churn than estimated from our largest customer.

We lease space on our towers and provide backhaul and transport services to T-Mobile to support their wireless network in our markets. T-Mobile has announced plans to decommission parts of their recently acquired Sprint network. Shentel estimates revenue churn from T-Mobile is expected to be approximately $9 million. The churn from T-Mobile may be more than we estimated. Further, we may not be able to replace the churn with new revenue from other carriers where our towers and fiber are located in a timely basis or at all leading to lower revenue and earnings.

Some of our competitors are larger than we are and possess greater resources than we do.

In some instances, we compete against companies with greater financial and personnel resources, greater brand name recognition, and long-established relationships with regulatory authorities and customers. We may not be able to successfully compete with these larger competitors to attract new customers and key personnel and retain existing customers and key personnel. As a result, we could experience lower revenues, higher sales and marketing expenses and lower earnings.

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

Climate change could disrupt our operations and our distribution networks, cause us to incur increased costs related to such events, or otherwise negatively affect our business.

Our distribution networks may be subject to weather-related events that could damage our networks and impact service delivery, such as downed transmission lines, flooded facilities, power outages, fuel shortages, network congestion, delay or failure, damaged or destroyed property and equipment, and work interruptions. It is predicted that warming global temperatures will increase the frequency and severity of such weather-related events. If there are more weather-related events, and should such events impact the East Coast region covered by our networks more frequently or more severely than in the past, our revenues and expenses could be materially adversely impacted. Concern over climate change or other environmental, social and governance (ESG) matters may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change. Further, climate change regulations may require us to alter our proposed business plans or increase our operating costs due to increased regulation or environmental considerations, and could adversely affect our business and reputation.

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
•even if acquired businesses eventually contribute to an increase in our cash flows or financial performance, such acquisitions may adversely affect our operating results in the short term as a result of transaction-related expenses we will have to pay or the higher operating and administrative expenses we may incur in the periods immediately following an acquisition as we seek to integrate the acquired business into our operations;
•we may not be able to realize anticipated synergies, achieve the desired level of integration of the acquired business or eliminate as many redundant costs;
•we may not be able to maintain relationships with customers, suppliers and other business partners of the acquired business;

•our operating and financial systems and controls and information services may not be compatible with those of the businesses we may acquire and may not be adequate to support our integration efforts, and any steps we take to improve these systems and controls may not be sufficient;
•our business plans and projections used to justify the acquisitions and expansion investments may be based on assumptions of revenues per subscriber, penetration rates in specific markets where we operate and expected operating costs and these assumptions may not develop as projected, which may negatively impact our profitability or the value of our intangible assets;
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

Since being reported in December 2019, various strains of coronavirus (“COVID-19”) have spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States declared a national emergency. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets, and another pandemic in the future could have similar effects. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict how further outbreaks of COVID-19 or other future pandemics will impact the Company, and there is no guarantee that efforts by Shentel, designed to address adverse impacts of COVID-19 or other pandemics, will be effective.

Although the Company has instituted a distributed-first work environment, further evolution of the current COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

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
•inability to obtain needed contract labor due to illness, quarantine or increased hospitalizations;
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

Shentel has implemented policies and procedures designed to mitigate the risk of adverse impacts of the COVID-19 pandemic, or a future pandemic, on the Company’s operations, but may incur additional costs to ensure continuity of business operations caused by progression of the COVID-19 pandemic, or other future pandemics, which could adversely affect its financial condition and results of operations. However, the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or its impact. Additionally, to the extent the COVID-19 pandemic adversely affects our business, financial condition or results of operations, it may heighten other risks described in this “Risk Factors” section.

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

Our earnings, margins and stock price may be adversely impacted by our current cost structure.

Our sales, general and administrative costs, including corporate overhead, are a higher percentage of revenue than larger broadband companies due to a lack of relative scale. We have begun to realign our expenses and to scale for our planned construction and development of our FTTH networks in new markets. We anticipate that this initiative will take multiple years and will be enabled by certain of our information technology initiatives. If we cannot further reduce our expenses, our earnings and margins may be lower than our peers which may affect the value of our stock price.

Our success depends on consistent supply of physical goods and services to build and sustain services to customers. Significant disruptions to the supply chain could adversely impact our growth and revenue projections.

The supply of critical physical supplies, such as modems, consumer Wi-Fi equipment, optical equipment and fiber is important to our business operations. These materials form the core components needed to deliver both video and data services to our customers. We work to ensure we have a forward-looking supply of these items and redundancy of supply types and suppliers. However, global impacts to supply chains across all suppliers and manufacturers could result in significant supply issues. If supplies to these items became severely impacted, our plans to build out new networks could be adversely impacted. Additionally, the lack of certain equipment could limit our ability to service existing customers. Significant impact to physical equipment supply chains could materially and adversely affect our business, including reduced revenues, loss of customers and limitations on future growth. Additionally, at times we choose to leverage third-party suppliers to help us deliver services to customers because of efficiency reasons or because third-parties provide a service we cannot replicate easily. Should those third-party suppliers be impacted by either materials, equipment or resources, their inability to provide services to us could also negatively impact our ability to deliver network services or build out future network. Finally, our business growth strategy requires us to leverage third party partners to assist with our planned construction and development of our FTTH networks in new markets. These third party contractors are currently in high demand. Should the Company be unable to secure sufficient third party labor contracts or acquire at a reasonable cost, our growth strategy may be impacted.

Our success largely depends on our ability to retain and recruit key personnel, and any failure to do so could adversely affect our ability to manage our business.

Our historical operational and financial results have depended, and our future results will depend, upon the retention and continued performance of our management team, as well as the attraction and retention of relevant key roles across our organization. The market for talent for key roles in our industry, including executive officers and key personnel to support our engineering, sales, service delivery, information technology, finance and accounting functions, is highly competitive and could adversely impact our ability to retain and hire new key employees and contractors. The loss of the services of key members of executive management or other employees or contractors in critical roles, and the inability or delay in hiring new key employees and contractors could materially and adversely affect our ability to manage and expand our business and our future operational and financial results. Moreover, an inability to retain sufficient qualified personnel throughout our organization or to attract new personnel as we grow our business could adversely affect our ability to achieve our operational, sales and financial goals impacting our financial results, financial condition and our stock price.

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third parties.

We utilize our information technology infrastructure to manage and store various proprietary information and sensitive or confidential data relating to our operations. We routinely process, store and transmit large amounts of data for our customers, including sensitive and personally identifiable information. We depend on our information technology infrastructure to conduct business operations and provide customer services. We may be subject to data breaches and disruptions of the information technology systems we use for these purposes. Our industry has witnessed an increase in the frequency, intensity and sophistication of cybersecurity incidents caused by threat actors such as foreign governments, criminals, hacktivists, terrorists and insider threats. Threat actors may be able to penetrate our network security and misappropriate or compromise our confidential, sensitive, personal or proprietary information, or that of third parties, and engage in the unauthorized use or dissemination of such information. They may be able to create system disruptions, or cause shutdowns. Threat actors may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our systems causing operational damage that could impact our ability to serve customers and result in financial losses. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs,” cybersecurity vulnerabilities and other problems that could unexpectedly interfere with the operation or security of our systems.

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

We are subject to laws, rules and regulations relating to the collection, use and security of user data. Our operations are also subject to federal and state laws governing information security. In the event of a data breach or operational disruption caused by an information security incident, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures as well as civil litigation. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards and contractual obligations. Notification to customers could also result in reputational damage which could result in loss of customers or future customers due to a lack of confidence in our ability to secure their data.

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

Changes to the FCC's Universal Service Fund framework may adversely our Broadband revenue.

The FCC's USF provides regulatory support to rural local exchange carriers to promote universal service and to eligible schools and libraries through the e-rate program to obtain subsidized internet access and telecommunication services. Recent lawsuits have asked the courts to declare the universal service framework illegal. Any reduction in the USF from these lawsuits, or other means, could negatively impact the regulatory support revenue received by the Company's RLEC business and the ability for schools and libraries to pay the Company for internet access and telecommunication services.

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

Federal law strictly limits the scope of permissible cable rate regulation, and none of our local franchising authorities currently regulate our rates for video services. Our rates for broadband services have historically not been subject to rate regulation. However, as broadband service is increasingly viewed as an essential service, governments could adopt new laws or regulations related to the prices we charge for our services that could adversely impact our existing business model, revenues, earnings and the value of our and cable industry stock prices.

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

The timing of receipt of government grant payments may adversely affect our liquidity and ability to complete our performance obligations.

Although the Company has executed contracts with several municipalities to reimburse a portion of the costs to construct broadband networks to unserved homes, delays in receipt of the grant payments may adversely affect the Company's liquidity and our ability to complete our performance obligations.

The Company may fail to complete its performance obligations in regard to government grant awards and incur liquidated damages and/or create an event of default that could allow the municipality to cancel the grant.

In 2022, the Company was awarded grants totaling approximately $71 million and entered into contracts with the Virginia Department of Housing and Community Development (DHCD) Virginia Telecommunication Initiative (VATI), Department of Housing and Community Development Office of Statewide Broadband Maryland Infrastructure grant and West Virginia Department of Economic Development Office of Broadband grant. Most of the grants administered by the above state agencies are funded through the American Rescue Plan Act. As the recipient of these grants, the Company has committed to expand its broadband network and improve broadband services to approximately 23,600 unserved homes in the states of Virginia, Maryland and West Virginia within a specified period, as agreed to by the Company and each municipality. In the event the Company does not fulfill its commitment to extend its existing broadband network within the time frame allotted, the performance of the broadband network is inadequate, the Company is considered insolvent or the Company fails to meets its funding requirements of the grant projects, the Company may be declared in default of the grant contract. If the default is not cured in a timely manner, the grant contract could be terminated, grant reimbursements maybe withheld by the municipalities and the Company may be required to repay grant monies previously received, as well as additional penalties and liquidated damages. Furthermore, the Company may be liable to pay interest, administrative charges, collection costs, attorneys’ fees, expert fees, consultant fees, and other applicable fees, and interest on any outstanding repayment, all of which could lead to higher Company capital requirements which may not be available, lower homes passed and unfavorable financial results for the Company.

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

The Company provides broadband Internet access services to its fiber, cable, and telephone customers. As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and Federal regulators have adopted a wide range of measures directly or potentially affecting Internet use. The adoption of new Internet regulations or policies could adversely affect our business.

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

In December 2017, the FCC adopted an order repudiating its prior (2015) treatment of broadband as a “telecommunications service,” reclassifying broadband as an “information service,” and eliminating the rules it had imposed at that time (other than a transparency/disclosure-requirement, which it eased in significant ways). The FCC also ruled that state regulators may not impose obligations similar to federal obligations that the FCC removed. Various parties have challenged this ruling in court, and, we cannot predict how any such court challenges will be resolved. Moreover, it is possible that the FCC might further revise its approach to broadband Internet access, or that Congress might enact legislation affecting the rules applicable to the service. In 2019, the U.S. Court of Appeals for the District of Columbia upheld the information service reclassification, but vacated the FCC’s blanket prohibition of state utility regulation of broadband services. The court left open the possibility that individual state laws could still be deemed preempted on a case-by-case basis if it is shown that they conflict with federal law. In October 2020 the FCC, responding to the court’s remand order, issued a further decision clarifying certain aspects of its earlier order. In this decision the FCC re-classified broadband internet access service as an unregulated information service, thus eliminating all federal regulatory “network neutrality” obligations beyond requiring broadband providers to accurately disclose network management practices, performance, and commercial terms of service. These issues may be revisited by the FCC in the current or future administrations.

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

As discussed in the Risks Related to our Business section above, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2025 as we invest in our network and subscriber growth and expansion initiatives. As of December 31, 2022, we had borrowed $75 million in delayed draw term loans under our 2021 credit agreement which contains: (i) a $100 million, five-year undrawn revolving credit facility, (ii) a $150 million five-year delayed draw amortizing term loan, and (iii) a $150 million seven-year delayed draw amortizing term loan. If our costs to expand our networks are greater than we anticipate, we may not have sufficient capital nor be able to secure additional capital on terms acceptable to us and may have to curtail our expansion plans. Upon drawing on available debt under our credit agreement, we may not be able to generate sufficient cash flows from operations in 2026 and beyond or to raise additional capital in amounts necessary for us to repay the future indebtedness when such indebtedness becomes due and to meet our other cash needs.

Our level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2022, we had $75 million of total indebtedness. We expect to borrow the remaining $225 million available under our delayed draw term loans by June 2023 to fund planned capital expenditures aimed at our network and subscriber growth and expansion initiatives. Our level of indebtedness could have important adverse consequences. For example, it may:

•increase our vulnerability to general adverse economic and industry conditions, including rising interest rates, because as of December 31, 2022, all of our borrowings were, and may continue to be, subject to variable rates of interest;

•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes; and

•place us at a competitive disadvantage relative to companies that have less indebtedness.

Failure to comply with financial and operating covenants or make scheduled payments under our credit agreement may restrict our ability to borrow and could accelerate repayment of outstanding debt.

Under the credit agreement for our delayed draw term loans, we are required to comply with specified financial and operating covenants in addition to making scheduled payments, which may limit our ability to borrow additional funds to alleviate liquidity constraints and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and otherwise limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the credit agreement could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds.

General Risk Factors

Adverse economic conditions in the United States and in our market area involving significantly reduced consumer spending or high inflation could have a negative impact on our results of operations.

Unfavorable general economic conditions could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for our services, and could cause customers to delay or forgo purchases of our services. Any national economic weakness, restricted credit markets, high interest rates, high inflation or high unemployment rates could depress consumer spending, increase our expenses and harm our operating performance. In addition, any material adverse economic conditions that affect our geographic markets in particular could have a disproportionately negative impact on our results.

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company's stock is traded on the Nasdaq Global Select Market under the symbol “SHEN.” The following table indicates the closing high and low sales prices per share of common stock as reported by the Nasdaq Global Select Market for each quarter during the last two years:

2022	High	Low
Fourth Quarter	$22.79	$15.63
Third Quarter	24.50	16.97
Second Quarter	25.93	17.06
First Quarter	26.58	18.77

2021	High	Low
Fourth Quarter	$32.71	$24.44
Third Quarter	61.53	28.70
Second Quarter	51.82	46.00
First Quarter	52.20	38.77

Stock Performance Graph
The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the Nasdaq US Index and the Nasdaq Telecommunications Index for the period between December 31, 2017 and December 31, 2022. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2017 to December 31, 2022.

Total Shareholder Return
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
Shenandoah Telecommunications Company
NDAQ US
NDAQ Telecom Stocks

	2017	2018	2019	2020	2021	2022
Shenandoah Telecommunications Company	$100	$132	$125	$131	$126	$79
NDAQ US	$100	$95	$124	$150	$189	$152
NDAQ Telecom Stocks	$100	$93	$118	$129	$136	$106

Holders
As of February 16, 2023, there were 4,082 holders of record of the Company’s common stock.

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

The table below sets forth the cash dividends per share of our common stock that our board of directors declared during the following years:

	Years Ended December 31,
	2018	2019	2020	2021	2022
Cash Dividend	$0.27	$0.29	$0.34	$18.82	$0.08

Cash dividends in 2021 include a special dividend of $18.75 per share declared in the third quarter of 2021 (the “Special Dividend”) following the sale of our Wireless operations and assets.

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

Management’s Discussion and Analysis is organized around our reporting segments. Refer to Item 1 above for our description of our reporting segments and a description of their respective business activities. Also see Note 15, Discontinued Operations, and Note 14, Segment Reporting, in our consolidated financial statements for additional information.

2022 Developments

Beam fixed wireless:
In the fourth quarter of 2021, due to the availability of grants awarded under various governmental initiatives, and in support of rural fiber to the home (“FTTH”) broadband network expansion projects, we decided to cease further expansion of our Beam branded fixed wireless edge-out strategy. During the second quarter of 2022, the Company permanently ceased operating 20 of our Beam fixed wireless sites. On August 23, 2022, the Company entered into a definitive asset purchase agreement (the “Spectrum Purchase Agreement”) with a wireless carrier pursuant to which the Company agreed to sell certain Federal Communications Commission (“FCC”) spectrum licenses and leases utilized in the Company's Beam branded fixed wireless service for total consideration of approximately $21.5 million, composed of $17.7 million cash and approximately $3.8 million of liabilities to be assumed by the wireless carrier (the “Spectrum Transaction”). The Spectrum Transaction is expected to close in the first half of 2023, subject to the receipt of regulatory approvals and other customary closing conditions. As a result of the Spectrum Transaction, the Company ceased its Beam service at the remaining Beam fixed wireless sites in the fourth quarter 2022. The Company is no longer reporting Beam customers as part of its Broadband Revenue Generating Units (“RGUs”).

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The Company’s consolidated results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Revenue	$267,371	100.0	$245,239	100.0	22,132	9.0
Operating expenses	275,329	103.0	247,669	101.0	27,660	11.2
Operating loss	(7,958)	(3.0)	(2,430)	(1.0)	(5,528)	227.5

Other (expense) income, net	(1,348)	(0.5)	8,665	3.5	(10,013)	(115.6)
(Loss) income before taxes	(9,306)	(3.5)	6,235	2.5	(15,541)	(249.3)
Income tax benefit	(927)	(0.3)	(1,694)	(0.7)	767	45.3
(Loss) income from continuing operations	(8,379)	(3.1)	7,929	3.2	(16,308)	(205.7)

Income from discontinued operations, net of tax	—	—	990,902	404.1	(990,902)	(100.0)
Net (loss) income	$(8,379)	(3.1)	$998,831	407.3	(1,007,210)	(100.8)

Revenue
Revenue increased approximately $22.1 million, or 9.0%, in 2022 compared with 2021, driven by 9.2% growth in Broadband and 6.9% growth in the Tower segments. Refer to the discussion of the results of operations for the Tower and Broadband segments, included within this annual report, for additional information.

Operating expenses
Operating expenses increased approximately $27.7 million, or 11.2%, in 2022 compared with 2021, primarily driven by $29.1 million in incremental Broadband operating expenses primarily incurred to support cessation of Beam operations and services and the continuing expansion of Glo Fiber. Tower operating expenses were up $0.7 million. Corporate operating expenses were down $2.1 million primarily due to lower professional fees. Refer to the discussion of results of operations for the Tower and Broadband segments, included within this annual report, for additional information.

Other (expense) income, net
Other income, net decreased $10.0 million, or 115.6%, in 2022 compared with 2021, primarily driven by lower net actuarial gains recognized for the Company's pension plan in 2022, decreases in patronage income derived from the CoBank patronage program and decreases in transitional service agreement (“TSA”) income realized in 2022.

Income tax benefit
Income tax benefit of approximately $0.9 million decreased approximately $0.8 million compared with 2021, primarily driven by higher benefit realized in 2021 as a result of the 2021 disposition of Wireless assets and operations.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, decreased $1.0 billion, or 100.0%. The decrease was due to the completion of the disposition of our Wireless assets and operations in 2021, with no additional activity occurring in 2022.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via hybrid fiber coaxial cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by over 8,300 fiber route mile network.

The following table indicates selected operating statistics of Broadband:

	December 31, 2022	December 31, 2021	December 31, 2020
Broadband homes and businesses passed (1)	359,529	286,309	237,343
Incumbent Cable	212,050	211,120	208,691
Glo Fiber	147,479	75,189	28,652

Residential & SMB RGUs:
Broadband Data	133,930	117,722	102,713
Incumbent Cable	109,644	106,345	98,555
Glo Fiber	24,286	11,377	4,158
Video	46,975	49,945	52,817
Voice	39,951	34,513	32,646
Total Residential & SMB RGUs (excludes RLEC)	220,856	202,180	188,176

Residential & SMB Penetration (2)
Broadband Data	37.3%	41.1%	43.3%
Incumbent Cable	51.7%	50.4%	47.2%
Glo Fiber	16.5%	15.1%	14.5%
Video	13.1%	17.4%	22.3%
Voice	11.7%	12.8%	14.8%

Residential & SMB ARPU (3)
Broadband Data	$80.14	$78.62	$77.93
Incumbent Cable	$81.31	$79.00	$77.97
Glo Fiber	$73.48	$74.02	$78.90
Video	$102.80	$100.35	$93.17
Voice	$26.23	$28.60	$29.44

Fiber route miles	8,346	7,392	6,794
Total fiber miles (4)	656,033	518,467	394,316
_______________________________________________________
(1)Homes and businesses are considered passed (“passings”) if we can connect them to our network without further extending the distribution system. Passings is an estimate based upon the best available information. Passings will vary among video, broadband data and voice services.
(2)Penetration is calculated by dividing the number of users by the number of passings or available homes, as appropriate.
(3)Average Revenue Per Data RGU calculation = (Residential & SMB Revenue * 1,000) / average data RGUs / 12 months
(4)Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Broadband results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$193,974	77.9	$177,530	77.8	16,444	9.3
Commercial Fiber	38,830	15.6	34,931	15.3	3,899	11.2
RLEC & Other	16,211	6.5	15,619	6.8	592	3.8
Total broadband revenue	249,015	100.0	228,080	100.0	20,935	9.2
Broadband operating expenses
Cost of services	102,267	41.1	97,283	42.7	4,984	5.1
Selling, general, and administrative	56,776	22.8	47,840	21.0	8,936	18.7
Restructuring expense	849	0.3	202	0.1	647	320.3
Impairment expense	5,241	2.1	5,986	2.6	(745)	(12.4)
Depreciation and amortization	63,175	25.4	47,937	21.0	15,238	31.8
Total broadband operating expenses	228,308	91.7	199,248	87.4	29,060	14.6
Broadband operating income	$20,707	8.3	$28,832	12.6	(8,125)	(28.2)

Residential & SMB revenue
Residential & SMB revenue increased approximately $16.4 million, or 9.3%, in 2022 compared with 2021, primarily driven by launching services in new markets resulting in 13.8% growth in broadband RGUs.

Commercial Fiber revenue
Commercial Fiber revenue increased approximately $3.9 million, or 11.2%, in 2022 compared with 2021, primarily driven by increased connections.

Cost of services
Cost of services increased approximately $5.0 million, or 5.1%, in 2022 compared with 2021, primarily driven by the expansion of Glo Fiber and inflation. Payroll related costs were up $3.9 million, primarily due to higher salaries, wages and incentive costs and headcount to support the Glo Fiber expansion. Maintenance costs were up $1.6 million, primarily due to higher fuel, supplies, and contractor costs.

Selling, general and administrative
Selling, general and administrative expense increased $8.9 million, or 18.7%, in 2022 compared with 2021, primarily driven by the expansion of Glo Fiber and inflation. Payroll related costs increased $2.7 million, primarily due to higher salaries, wages and incentive costs and headcount to support the Glo Fiber expansion. Advertising costs increased $2.5 million due primarily to the expansion of Glo Fiber. Software related costs and professional fees increased $2.0 million related to operational system upgrades. Other costs, including bad debt and operating taxes increased $1.7 million.

Restructuring expense
Restructuring expense increased $0.6 million, or 320.3%, in 2022 compared with 2021, primarily driven by the ceasing of Beam operations.

Impairment
Impairment expense decreased $0.7 million, or 12.4%, in 2022 compared with 2021. Impairment expense in 2021 and 2022 was primarily driven by the Company's decision to permanently cease Beam operations.

Depreciation and amortization
Depreciation and amortization increased $15.2 million, or 31.8%, in 2022 compared with 2021, primarily driven by the Company's network expansion of our Glo Fiber network and the accelerated depreciation of Beam network assets associated with the Company’s decision to permanently cease Beam operations.

Tower

Our Tower segment owns cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

The following table indicates selected operating statistics of the Tower segment:

	December 31, 2022	December 31, 2021	December 31, 2020
Macro tower sites	222	223	223
Tenants	446	485	427
Average tenants per tower	1.9	2.1	1.8

Tower results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Tower revenue	$18,919	100.0	$17,704	100.0%	1,215	6.9
Tower operating expenses	9,407	49.7	8,688	49.1	719	8.3
Tower operating income	$9,512	50.3	$9,016	50.9	496	5.5

Revenue
Revenue increased approximately $1.2 million, or 6.9%, in 2022 compared with 2021, primarily driven by a 4.1% increase in average revenue per tenant.

Operating expenses
Operating expenses increased approximately $0.7 million, or 8.3%, in 2022 compared with 2021, primarily driven by higher costs of service as a result of higher rent costs and higher depreciation.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The Company’s consolidated results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Revenue	$245,239	100.0	$220,775	100.0	24,464	11.1
Operating expenses	247,669	101.0	223,376	101.2	24,293	10.9
Operating loss	(2,430)	(1.0)	(2,601)	(1.2)	171	(6.6)

Other income, net	8,665	3.5	3,187	1.4	5,478	171.9
Income before taxes	6,235	2.5	586	0.3	5,649	964.0
Income tax benefit	(1,694)	(0.7)	(990)	(0.4)	(704)	(71.1)
Income from continuing operations	$7,929	3.2	$1,576	0.7	6,353	403.1

Income from discontinued operations, net of tax	990,902	404.1	124,097	56.2	866,805	698.5
Net income	$998,831	407.3	$125,673	56.9	873,158	694.8

Revenue
Revenue increased approximately $24.5 million, or 11.1%, in 2021 compared with 2020, driven by 11.6% growth in Broadband and 3.8% growth in the Tower segments. Refer to the discussion of the results of operations for the Tower and Broadband segments, included within this annual report, for additional information.

Operating expenses
Operating expenses increased approximately $24.3 million, or 10.9%, in 2021 compared with 2020, primarily driven by $7.4 million in incremental Broadband operating expenses incurred to support the continuing expansion of Glo Fiber, $1.7 million of restructuring expenses and $6.0 million of impairment expenses incurred primarily as a result of our decision to cease expansion of Beam, $6.4 million in depreciation from growth in our broadband networks, $5.8 million in Broadband maintenance due primarily to higher cable replacements costs, obsolete inventory charges and expensing of software development costs related to our previous ERP system that was replaced in 2022, partially offset by a decline in corporate expenses.

Other income, net
Other income, net increased $5.5 million primarily due to actuarial gains recognized for the Company's post-retirement benefit plans and TSA income realized in 2021.

Income tax benefit
Income tax benefit of approximately $1.7 million increased approximately $0.7 million compared with 2020, primarily due to $5.0 million of non-cash tax benefits derived from the revaluation of our deferred tax liabilities. This revaluation was driven by the change in our estimated state tax rate that was triggered by the disposition of our Wireless assets and operations and a change in West Virginia tax regulations, and was partially offset by a $1.6 million reclassification of income taxes from other comprehensive income resulting from termination of our interest rate swaps, a $1.1 million reduction in excess tax benefits from share based compensation and other, and $1.6 million as a result of changes in taxable income.

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

Cost of services
Cost of services increased approximately $12.4 million, or 14.6%, compared with 2020, primarily driven by $5.8 million increase in maintenance due primarily to higher cable replacements costs, obsolete network asset charges and expensing of software development costs related to our previous ERP system, $3.6 million in higher compensation costs to support the expansion of Glo Fiber and Beam, and $1.7 million in higher programming fees.

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

Tower
Tower results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Tower revenue	$17,704	100.0	$17,055	100.0	649	3.8
Tower operating expenses	8,688	49.1	8,232	48.3	456	5.5
Tower operating income	$9,016	50.9	$8,823	51.7	193	2.2

Revenue
Revenue increased approximately $0.6 million, or 3.8%, in 2021 compared with 2020. This increase was due to a 13.6% increase in tenants and was partially offset by a 3.2% decline in average revenue per tenant.

Operating expenses
Operating expenses increased approximately $0.5 million, or 5.5%, compared to the prior year period, due primarily to increases in ground lease rent expense, and expansion of our tower network team resulting in higher payroll costs, partially offset by a decrease in professional services.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings under our Credit Agreement, dated July 1, 2021 (the “Credit Agreement”).

In 2021, Congress passed the America Rescue Plan Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We were awarded approximately $71 million in grants to serve approximately 23,600 unserved homes in the states of Virginia, West Virginia and Maryland. The grants will be paid to the Company as certain milestones are completed. The Company expects to its fulfill its performance obligations during the period from 2023 to 2025.

As of December 31, 2022, our cash and cash equivalents totaled $44.1 million and the availability under our delayed draw term loans and revolving line of credit was $325.0 million, for total available liquidity of $369.1 million.

Operating activities from continuing operations generated approximately $74.9 million in 2022, representing an increase of $11.4 million compared with 2021, driven by higher non-cash add backs to net loss, including higher depreciation, stock-based compensation, and bad debt expense, and lower non-cash add backs for income taxes benefits, partially offset by lower income (loss) from operations.

Net cash used in investing activities for continuing operations increased $24.4 million in 2022, compared with 2021, primarily due to a $29.5 million increase in capital expenditures for our Broadband segment to enable our Glo Fiber market expansion, partially offset by an increase in cash received for refunds of FCC spectrum licenses of $4.0 million and sales of assets, including a sale of investments from Shentel's rabbi trust which generated $0.8 million of proceeds.

Financing activities from continuing operations generated approximately $69.0 million in 2022, compared to net cash used in financing activities for continuing operations of $943.9 million in 2021. The change was primarily the result of a decrease in dividend payments, as the Company made a special dividend payment of $936.3 million in 2021. The Company also generated an additional $75.0 million in cash as a result of borrowings against its delayed draw term loans during 2022.

Indebtedness: Throughout 2022, we borrowed $37.5 million under each of the delayed draw term loan facilities available under the Credit Agreement for a total of $75.0 million. We expect to borrow the remaining $225.0 million available under these term loans by June 2023 to fund planned capital expenditures to continue our Glo Fiber network expansion. As of December 31, 2022, the Company’s indebtedness totaled approximately $75 million, net of unamortized loan fees of $46.0 thousand, with an annualized overall weighted average interest rate of approximately 4.63%. Refer to Note 9, Debt in the Company's 2022 Consolidated Financial Statements for information about the Company's Credit Agreement.

As of December 31, 2022, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flow from continuing operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies in our consolidated financial statements. The following are the accounting policies that we believe involve a greater degree of judgment and complexity and are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from contracts with customers, (“ASC 606”).

Our Broadband segment provides broadband data, video and voice services to residential, small and midsize businesses (“SMB”) and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via fiber optic and hybrid fiber coaxial cable networks. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a RLEC.

These contracts are generally cancellable at the customer’s discretion without penalty at any time. We allocate the total transaction price in these transactions based upon the standalone selling price of each distinct good or service. We generally recognize these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring, which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively. A significant portion of the Company’s revenues are derived from customers who may cancel their subscriptions at any time without penalty. As such, the amount of deferred revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from the Company’s existing customers. Installation fees charged upfront without transfer of commensurate goods or services to the customer are allocated to services and are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the contract, which we estimate to be one year. Additionally, the Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period.

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the initial contract term.

The Broadband segment also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under ASC 842, Leases (“ASC 842”).

Our Tower segment leases space on owned cell towers to our Broadband segment, and to other wireless carriers. Revenue from these leases is accounted for under ASC 842.

Cable franchise rights

Cable franchise rights represent the value attributable to agreements with local franchising authorities, which allows access to homes and businesses via public rights of way. Shentel's cable franchise rights were primarily acquired through business combinations. Cable franchise rights have an indefinite life; therefore, no amortization is recorded for these assets. Costs incurred in negotiating and renewing cable franchise rights are expensed as incurred.

The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term and are subject to renewal. The renewal process for our state franchises is specified by state law and tends to be a simple process, requiring the filing of a renewal application with information no more burdensome than that contained in our original application. Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. If our local franchises are not renewed at expiration we would have to cease operations or, operate under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.

Although renewal is not assured, there are provisions in the law that protect the Company from arbitrary or unreasonable denial. In our experience, state and local franchising authorities encourage our entry into the market, and we have historically been successful in renewing these agreements.

Shentel evaluates the recoverability of its cable franchise rights at least annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. As a result of the 2022 analysis, we did not identify any cable franchise right assets in which the fair value was less than the carrying value, therefore we did not recognize any impairment charges for the year ended December 31, 2022.

To estimate fair value in the impairment analysis, we used a greenfield model, a method under the income approach, which reflected the expected discounted cash flows of a notional start-up business with no assets other than the cable franchise rights being valued. The estimates and assumptions made in our impairment analysis are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, the amount and timing of capital expenditures, EBITDA margins and the discount rate utilized.

Recently Issued Accounting Standards

Recently issued accounting standards and their expected impact, if any, are discussed in Note 2, Summary of Significant Accounting Policies in our consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Throughout 2022, we borrowed a total of $75 million pursuant to the variable rate delayed draw term loans available under the Credit Agreement, and we expect to continue to borrow under our Credit Agreement as needed to fund the Company's future capital expenditures. We expect to draw an additional $225.0 million against the Credit Agreement by June 2023. Fluctuations in interest rates on future borrowings could result in increased market risk.

As of December 31, 2022, the Company had $75 million of gross variable rate debt outstanding, bearing interest at a weighted average rate of 4.63%. An increase in market interest rates of 1.00% would add approximately $0.7 million to annual interest expense.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2022. Our certifying officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, the Company pursued a multi-year, phased approach to remediate its material weaknesses. During the quarter ended December 31, 2022, the Company completed implementation of management's remediation plan. Our 2022 accomplishments are summarized below.

•We formed a Company wide, cross functional task force of employees, charged with implementing the remediation plan with regular reports on progress provided to the Principal Executive Officer and Principal Financial Officer.

•We completed an implementation of a new enterprise resource planning (“ERP”) system and a lease accounting system. In the process of deploying these new systems, we designed and implemented new, or otherwise enhanced existing, internal control activities to complement operational and administrative process changes required to support the functionality of our new ERP and lease accounting systems.

•We completed a reevaluation of our accounting policies including those established in conjunction with management’s remediation plan as reported in Item 9A of our 2021 Form 10-K. As a result of this effort, we did not identify any new significant financial reporting risks that required implementation or enhancement of new or existing policies or key internal control activities.

•Employee incentives and professional development opportunities were thoughtfully designed and drove employee engagement, retention, and focus on our remediation plan. Employee turnover did not have a significant impact on our remediation efforts.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on its assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

RSM US LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting containing the disclosure required by this Item.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2023 Annual Meeting of Shareholders, referred to as the “2023 proxy statement,” which we will file with the SEC on or before 120 days after our 2022 fiscal year end, and which appears in the 2023 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated herein by reference to the 2023 proxy statement appearing under the caption “Security Ownership.”

The Company grants stock awards to its employees meeting certain eligibility requirements under its shareholder-approved Company Stock Incentive Plan, referred to as the 2014 Equity Incentive Plan. The 2014 Equity Incentive Plan authorizes grants of up to an additional 4.2 million shares over a ten-year period beginning in 2014. Outstanding awards and the number of shares available for future issuance as of December 31, 2022 were as follows:

	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
2014 Equity Incentive Plan	857,511	$—	2,099,886

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    The following is a list of documents filed as a part of this report:

        (1) Financial Statements
        (2) Financial Statement Schedule
        (3) Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index directly following the Financial Statements beginning on page F-1, within this Annual Report on Form 10-K.

ITEM 16.FORM 10-K SUMMARY

None.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Shenandoah Telecommunications Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Shenandoah Telecommunications Company and its subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of comprehensive (loss) income, shareholders’ equity, and cash flows, for the year then ended, and the related notes to the consolidated financial statements and Schedule II – Valuation and Qualifying Accounts (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Determining the Fair Value of Cable Franchise Rights
As described in Notes 2 and 6 to the financial statements, the Company’s indefinite-lived cable franchise rights are $64.3 million as of December 31, 2022. The Company evaluates the recoverability of its cable franchise rights annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the cable franchise rights’ carrying value exceeds its estimated fair value. The Company performed a quantitative analysis which involved estimating the fair value of the cable franchise rights. Management used a Greenfield Model, which is a valuation method under the income approach. Under this approach, fair value is based on estimated after-tax discounted future cash flows, assuming an initial hypothetical start-up operation maturing into an average performing operation with similar rights. The valuation technique used by management included theoretical assumptions of the costs that would be incurred to start-up operations when the only owned asset is the cable franchise right and the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years, which are inherently judgmental.

We identified the cable franchise rights impairment assessment as a critical audit matter because of the significant estimates and assumptions management used in the impairment analysis. Auditing management’s judgments used in the impairment assessment regarding forecasts of future revenue, operating margins, capital expenditures, and the discount rate to be applied involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialist.

Our audit procedures related to the Company’s cable franchise rights impairment assessment included the following, among others:

•Obtaining an understanding of the relevant controls related to the Company’s cable franchise rights impairment analysis, and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions described above.
•Testing management’s process for developing the forecasts by (i) understanding management’s process for developing the forecasted revenue growth rates, forecasted margins, and forecasted capital expenditures during the start-up and growth phases, (ii) testing the completeness, accuracy, and relevance of the underlying data used in the forecast, and (iii) comparing these assumptions to historical results and to forecasted information included in external industry reports; and,
•Utilizing our valuation professionals to assist in (i) assessing the appropriateness of the valuation model method, and (ii) evaluating the reasonableness of the Company’s discount rate.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Ft. Lauderdale, Florida
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Shenandoah Telecommunications Company
Opinion on the Internal Control Over Financial Reporting
We have audited Shenandoah Telecommunications Company’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, Shenandoah Telecommunications Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of comprehensive (loss) income, shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes to the consolidated financial statements and Schedule II – Valuation and Qualifying Accounts, and our report dated February 22, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Ft. Lauderdale, Florida
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Shenandoah Telecommunications Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2001 to 2022.

McLean, Virginia
February 28, 2022

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021

(in thousands)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$44,061	$84,344
Accounts receivable, net of allowance for doubtful accounts of $776 and $352, respectively	20,615	22,005
Income taxes receivable	29,755	30,188
Prepaid expenses and other	11,509	29,830
Current assets held for sale	22,622	—
Total current assets	128,562	166,367
Investments	12,971	13,661
Property, plant and equipment, net	687,553	554,162
Goodwill and intangible assets, net	81,515	89,831
Operating lease right-of-use assets	53,859	56,414
Deferred charges and other assets	13,259	10,298
Total assets	$977,719	$890,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$648	$—
Accounts payable	49,173	28,542
Advanced billings and customer deposits	12,425	11,128
Accrued compensation	9,616	9,653
Current operating lease liabilities	2,829	3,318
Accrued liabilities and other	17,906	14,649
Current liabilities held for sale	3,824	—
Total current liabilities	96,421	67,290
Long-term debt, less current maturities, net of unamortized loan fees	74,306	—
Other long-term liabilities:
Deferred income taxes	84,600	86,014
Asset retirement obligations	9,932	9,615
Benefit plan obligations	3,758	8,216
Non-current operating lease liabilities	50,477	51,692
Other liabilities	20,218	25,631
Total other long-term liabilities	168,985	181,168
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 50,110 and 49,965 issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid in capital	57,453	49,351
Retained earnings	580,554	592,924
Total shareholders’ equity	638,007	642,275
Total liabilities and shareholders’ equity	$977,719	$890,733
See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2022, 2021 and 2020

(in thousands, except per share amounts)	2022	2021	2020
Service revenue and other	$267,371	$245,239	$220,775
Operating expenses:
Cost of services exclusive of depreciation and amortization	107,546	102,299	89,657
Selling, general and administrative	92,392	82,451	85,016
Restructuring expense	1,251	1,727	—
Impairment expense	5,241	5,986	—
Depreciation and amortization	68,899	55,206	48,703
Total operating expenses	275,329	247,669	223,376
Operating loss	(7,958)	(2,430)	(2,601)
Other (expense) income:
Other (expense) income, net	(1,348)	8,665	3,187
(Loss) income from continuing operations before income taxes	(9,306)	6,235	586
Income tax benefit	(927)	(1,694)	(990)
(Loss) income from continuing operations	(8,379)	7,929	1,576
Discontinued operations:
Income from discontinued operations, net of tax	—	94,667	124,097
Gain on the sale of discontinued operations, net of tax	—	896,235	—
Total income from discontinued operations, net of tax	—	990,902	124,097
Net (loss) income	(8,379)	998,831	125,673

Other comprehensive income (loss):
Unrealized income (loss) on interest rate hedge, net of tax	—	4,706	(5,014)
Comprehensive (loss) income	$(8,379)	$1,003,537	$120,659

Net (loss) income per share, basic and diluted:
Basic - (Loss) income from continuing operations	$(0.17)	$0.16	$0.03
Basic - Income from discontinued operations, net of tax	$—	$19.81	$2.49
Basic net (loss) income per share	$(0.17)	$19.97	$2.52

Diluted - (Loss) income from continuing operations	$(0.17)	$0.16	$0.03
Diluted - Income from discontinued operations, net of tax	$—	$19.76	$2.48
Diluted net (loss) income per share	$(0.17)	$19.92	$2.51

Weighted average shares outstanding, basic	50,155	50,026	49,901
Weighted average shares outstanding, diluted	50,155	50,149	50,024
Cash dividends declared per share	$0.08	$18.82	$0.34

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2022, 2021 and 2020
(in thousands)

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	49,671	42,110	425,717	308	468,135

Net income	—	—	125,673	—	125,673
Net loss on interest rate swaps, net of tax	—	—	—	(5,014)	(5,014)
Dividends declared	—	—	(16,950)	—	(16,950)
Dividends reinvested in common stock	—	(2)	—	—	(2)
Stock-based compensation	156	6,833	—	—	6,833
Stock options exercised	—	36	—	—	36
Common stock issued	1	31	—	—	31
Annual dividend reinvestment	12	526	—	—	526
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(48)	(2,217)	—	—	(2,217)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, December 31, 2020	49,868	47,317	534,440	(4,706)	577,051

Net income	—	—	998,831	—	998,831
Net gain on interest rate swaps, net of tax	—	—	—	4,706	4,706
Dividends declared	—	—	(940,347)	—	(940,347)
Stock-based compensation	133	3,661	—	—	3,661
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(36)	(1,627)	—	—	(1,627)
Balance, December 31, 2021	49,965	49,351	592,924	—	642,275

Net loss	—	—	(8,379)	—	(8,379)
Dividends declared	—	—	(3,991)	—	(3,991)
Stock-based compensation	194	9,178	—	—	9,178
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(49)	(1,076)	—	—	(1,076)
Balance, December 31, 2022	50,110	$57,453	$580,554	$—	$638,007
See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020

(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(8,379)	$998,831	$125,673
Income from discontinued operations, net of tax	—	990,902	124,097
(Loss) income from continuing operations	(8,379)	7,929	1,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,175	54,389	47,964
Amortization	724	817	739
Accretion of asset retirement obligations	531	421	333
Bad debt expense	1,972	1,028	1,220
Stock-based compensation expense, net of amount capitalized	8,528	3,408	5,907
Deferred income taxes	(1,414)	22,263	14,906
Restructuring expense	1,251	1,727	—
Impairment expense	5,241	5,986	—
Other, net	(824)	481	(1,311)
Changes in assets and liabilities:
Accounts receivable	(583)	163	(7,318)
Current income taxes	434	(25,149)	(15,896)
Operating lease right-of-use assets	6,322	4,779	3,980
Other assets	(451)	(7,005)	(2,505)
Accounts payable	19	2,976	(663)
Lease liabilities	(5,471)	(4,333)	(3,067)
Other deferrals and accruals	(1,180)	(6,427)	7,494
Net cash provided by operating activities - continuing operations	74,895	63,453	53,359
Net cash (used in) provided by operating activities - discontinued operations	—	(314,387)	249,508
Net cash provided by (used in) operating activities	74,895	(250,934)	302,867

Cash flows from investing activities:
Capital expenditures	(189,609)	(160,101)	(120,450)
Cash disbursed for acquisitions	—	—	(1,890)
Refund received (cash disbursed) for deposit on FCC spectrum leases	3,996	—	(16,118)
Proceeds from sale of assets and other	1,434	366	370
Net cash used in investing activities - continuing operations	(184,179)	(159,735)	(138,088)
Net cash provided by (used in) investing activities - discontinued operations	—	1,944,089	(17,500)
Net cash (used in) provided by investing activities	(184,179)	1,784,354	(155,588)

Cash flows from financing activities:
Proceeds from term loan borrowings	75,000	—	—
Payments for debt issuance costs	—	(841)	—
Dividends paid, net of dividends reinvested	(3,991)	(940,256)	(16,424)
Taxes paid for equity award issuances	(1,076)	(1,627)	(2,217)
Payments for financing arrangements and other	(932)	(1,193)	(769)
Net cash provided by (used in) financing activities - continuing operations	69,001	(943,917)	(19,410)
Net cash used in financing activities - discontinued operations	—	(700,556)	(34,123)
Net cash provided by (used in) financing activities	69,001	(1,644,473)	(53,533)
Net (decrease) increase in cash and cash equivalents	(40,283)	(111,053)	93,746
Cash and cash equivalents, beginning of period	84,344	195,397	101,651
Cash and cash equivalents, end of period	$44,061	$84,344	$195,397
See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Shenandoah Telecommunications Company and its subsidiaries (collectively, “Shentel”, “we”, “our”, “us”, or the “Company”) provide broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by a fiber network. All of these operations are contained within our Broadband reporting segment.

Our Tower segment owns 222 cell towers and leases colocation space on those towers to wireless communications providers, refer to Note 14, Segment Reporting, for additional information.

Note 2. Summary of Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Shenandoah Telecommunications Company and all of its wholly owned subsidiaries. All intercompany accounts and transactions for continuing operations have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. Due to the inherent uncertainty involved in making estimates, actual results to be reported in future periods could differ from our estimates.

Revenue recognition: The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from contracts with customers, (“ASC 606”).

Our Broadband segment provides broadband data, video and voice services to residential, small and midsize businesses (“SMB”) and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via fiber optic and hybrid fiber coaxial cable networks. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as an RLEC.

These contracts are generally cancellable at the customer’s discretion without penalty at any time. Transaction price is measured as the amount billed, which is generally determined by list prices for goods and services less discounts offered. We allocate the total transaction price in these transactions based upon the standalone selling price of each distinct good or service. We generally recognize these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring, which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively. A significant portion of the Company’s revenues are derived from customers who may cancel their subscriptions at any time without penalty. As such, the amount of deferred revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from the Company’s existing customers. Installation fees charged upfront without transfer of commensurate goods or services to the customer are allocated to services and are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the contract, which we estimate to be one year. Additionally, the Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period.

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the initial contract term.

The Broadband segment also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under ASC 842, Leases (“ASC 842”).

Our Tower segment leases space on owned cell towers to our Broadband segment, and to other wireless carriers. Revenue from these leases is accounted for under ASC 842.

Advertising Costs: The Company expenses advertising costs and marketing production costs as incurred and includes such costs within selling, general and administrative expenses in the consolidated statements of operations. Advertising expense for the years ended December 31, 2022, 2021 and 2020 was $6.8 million, $4.4 million and $2.7 million, respectively.

Fair value measurements: The Company measures certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses the fair value hierarchy to evaluate inputs used in determining the fair value of its assets and liabilities. The three levels of inputs used to measure fair value are (i) observable inputs, such as quoted prices in active markets (level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (level 3).

The Company remeasures long-lived assets such as property, plant and equipment, intangible assets and goodwill at fair value when they are deemed to be impaired. The fair value of these assets is determined with valuation techniques using the best information available and may include quoted market prices, market comparables or discounted cash flow models.

The carrying amounts reported in the Company’s consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the Company's debt balance from term loans, which have a floating interest rate, approximate fair value.

Cash and cash equivalents: Cash equivalents include all investments with an original maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. Generally, such investments are in excess of FDIC or SIPC insurance limits.

Allowance for doubtful accounts: Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical collection experience and management’s evaluation of the financial condition of the customer. The Company writes off accounts receivable balances deemed uncollectible against the allowance for credit losses generally when the account is turned over for collection to an outside collection agency.

Investments: The Company investments measured at fair value primarily consist of Supplemental executive retirement plan (“SERP”) investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants six months after retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation.

The Company's investments measured at cost primarily consist of CoBank’s Class A common stock derived from the CoBank patronage program. The investment is recognized as the Company’s initial investment in CoBank plus subsequent patronage distributions received from CoBank.

Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest costs and internal labor costs on major capital projects during the period of their construction. Maintenance expense is recognized as incurred when repairs are performed that do not extend the life of property, plant and equipment. Expenses for major renewals and improvements, which significantly extend the useful lives of existing property and equipment, are capitalized and depreciated. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Labor costs associated with customer installation activities at existing service locations are expensed as incurred under industry specific guidance. Leasehold improvements are amortized over the lesser of their useful lives or respective lease terms. Land is not depreciated. Refer to Note 5, Property, Plant and Equipment, for additional information.

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

Indefinite-lived intangible assets are not amortized, but rather, are subject to impairment testing annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is evaluated for impairment based on the identification of reporting units. Our reporting units align with our reportable segments. We evaluated our reporting units for impairment on October 1, 2022 on the basis of qualitative factors. Our consideration of qualitative factors included but was not limited to macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization trends. We concluded that there were no indicators that a reporting unit impairment was more likely than not.

We evaluated our cable franchise rights for impairment on October 1, 2022 utilizing a quantitative assessment. Our quantitative assessment compared an estimated fair value of the cable franchise rights to their book value. To estimate fair value we used a greenfield model, a method under the income approach, which reflected the expected discounted cash flows of a notional start-up business with no assets other than the cable franchise rights being valued. The primary assumptions utilized in the analysis include assumptions regarding revenue growth, the amount and timing of capital expenditures, EBITDA margins and the discount rate utilized. We concluded that no impairment existed.

Long-lived assets: Finite-lived intangible assets, property, plant, and equipment, and other long-lived assets held for use are amortized or depreciated over their estimated useful lives, as summarized in the respective notes below. These assets are evaluated for impairment based on the identification of asset groups. Our asset groups align with our reportable segments. We evaluated our asset groups for impairment during the fourth quarter of 2022 and concluded that there were no indicators that an asset group impairment was more likely than not, with the exception of those described in Note 5, Property, Plant and Equipment.

Asset retirement obligations: Certain of the Company’s lease agreements contain provisions requiring the Company to restore facilities or remove property in the event that the lease agreement is not renewed. The Company records an estimate for the cost to comply with these provisions based on what a willing third party would charge for the retirement activity on the date of recognizing the asset retirement obligation. Upon retirement of the related asset and performance of the asset retirement activities, the Company derecognizes the asset retirement obligation and records a gain or loss to reflect the difference between the Company's estimate and the actual cost to retire the asset.

Benefit plan obligations: The Benefit Plan Obligations caption includes the following:

($ in thousands)	December 31, 2022	December 31, 2021
Pension plan	$—	$2,393
Postretirement medical benefits plan	1,869	3,506
Supplemental executive retirement plan	1,889	2,317
Total	$3,758	$8,216

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

As of December 31, 2022 and 2021, the fair value of our pension plan assets were $21.3 million and $31.1 million, respectively. These investments are held in mutual funds, and are valued based on the net asset value per share. Our Pension Plan's projected benefit obligation was $24.7 million and $33.5 million, at December 31, 2022 and 2021, respectively. The Pension Plan liability was discounted at 4.90% and 2.74% at December 31, 2022 and 2021, respectively.

On October 13, 2021, the Company adopted a resolution to terminate its pension plan. The expected termination will result in a payout of all existing obligations either through lump sum payments or through the purchase of annuity contracts at the option of the pension plan's participants. The Company expects the pension plan termination to be completed by December 31, 2023. Consequently, the net benefit plan obligation for the pension plan, with a balance of approximately $3.4 million, is presented in accrued liabilities and other in the Company's consolidated balance sheet at December 31, 2022.

The postretirement medical benefits plan is a frozen, unfunded, defined benefit plan. The postretirement plan liability was discounted at 5.00% and 2.70% at December 31, 2022 and 2021, respectively.

The SERP is a benefit plan that provides deferred compensation to certain employees. The Company holds investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710 Compensation. Changes to the investments’ fair value are presented in Other income, net, while the reciprocal changes in the liability representative of compensatory expense, are presented in selling, general and administrative expense in the Company's consolidated statement of comprehensive (loss) income.

Leases: The Company leases various telecommunications sites, warehouses, retail stores, and office facilities for use in our business. These agreements include fixed rental payments as well as variable rental payments such as those based on relevant inflation indices. The accounting lease term includes optional renewal periods that we are reasonably certain to exercise based on our assessment of relevant contractual and economic factors. The related lease payments are discounted at lease commencement using the Company's incremental borrowing rate in order to measure the lease liability and right-of-use asset.

The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the observable unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate.

Income taxes: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years if available and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods for which the deferred tax assets are deductible, and the option to elect out of bonus depreciation on in-serviced fixed assets, the Company believes it more likely than not that the net deferred tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company records a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on the tax return. Changes in the estimate are recorded in the period in which such determination is made.

Stock-based compensation: The cost of employee services received in exchange for share-based awards classified as equity is measured using the estimated fair value of the award on the date of the grant, and the related expense is recorded using the straight-line method consistent with the recipient's respective service period. The fair value for the Company's restricted stock units (“RSUs”) are determined using the Company's stock price and the fair value for the Company's Relative Total Shareholder Return (“RTSR”) awards are determined using a Monte Carlo simulation. The Company records forfeitures for its RSUs and RTSRs as they occur. Certain of the Company's share-based awards contain retirement clauses which state that awards will continue to vest without the requirement of continuous employment after a participant achieves certain service- and age-based requirements (“Retirement Eligibility”). The Company accelerates expense associated with eligible awards for employees who have achieved Retirement Eligibility on the later of the grant date or the date in which Retirement Eligibility is achieved.

Segments: The Company’s chief operating decision maker (“CODM”) regularly reviews the Company’s results to assess performance and allocates resources at the level of the Company's two operating segments, Broadband and Tower. Given the differences in the characteristics of the Company's operating segments, management has determined that the operating segments cannot be combined into one reportable segment. As such, the Company has two reportable segments, Broadband and Tower.

New Accounting Standards

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance,” (“ASU 2021-10”) which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information about the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements and any significant terms and conditions of the agreements, including commitments and contingencies. We adopted ASU 2021-10 in 2022 and have included the new disclosure requirements in Note 12, Government Grants.

Note 3. Revenue from Contracts with Customers
Our Broadband segment provides broadband data, video and voice services to residential, SMB and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via fiber optic and hybrid fiber coaxial cable networks. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as an RLEC.

Contract Assets

The Company’s contract assets primarily include commissions incurred to acquire contracts with customers. The Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period which is approximately six years. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company's consolidated statements of comprehensive (loss) income.

The following tables present the activity of current and non-current contract assets:

(in thousands)	2022	2021
Beginning Balance	$8,147	$7,358
Commission payments	3,355	3,229
Contract asset amortization	(2,856)	(2,440)
Ending Balance	$8,646	$8,147

Contract Liabilities

The Company’s contract liabilities include services that are billed in advance and recorded as deferred revenue, as well as installation fees that are changed upfront without transfer of commensurate goods or services to the customer. The Company’s current contract liabilities are included in advanced billings and customer deposits in its consolidated balance sheets and the Company’s non-current contract liabilities are included in other liabilities in its consolidated balance sheets. The current contract liabilities at December 31, 2021 were recognized within revenues in the Company’s consolidated statement of comprehensive (loss) income during 2022. Shentel anticipates the current contract liability balance of $9.5 million as of December 31, 2022 to be recognized within revenues in the next twelve months and the non-current contract liability balance of $1.9 million to be recognized within revenues after twelve months.

No customers accounted for more than 10% of revenue for the years ended December 31, 2022, 2021, and 2020 and no customer made up more than 10% of accounts receivable at December 31, 2022 and 2021.

Refer to Note 14, Segment Reporting, for a summary of the Company's revenue streams.

Note 4. Investments

Investments consist of the following:

(in thousands)	December 31, 2022	December 31, 2021
SERP investments at fair value	$1,889	$2,317
Cost method investments	10,749	11,004
Equity method investments	333	340
Total investments	$12,971	$13,661

SERP investments at fair value: The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy. Changes to the investments' fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense. At December 31, 2021, $0.8 million of SERP investments were presented as prepaid expenses and other (current assets). Those investments were liquidated in July 2022 to pay the current portion of our SERP obligation.

Cost method investments: Our investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of our cost method investments with a balance of $10.0 million and $10.3 million at December 31, 2022 and 2021, respectively. We recognized approximately $70.7 thousand, $2.0 million and $4.2 million of patronage income in other income (expense) in 2022, 2021 and 2020, respectively. Historically, approximately 75% of the patronage distributions were collected in cash and 25% in equity.

Equity method investments: At December 31, 2022, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network through related party transactions. We recognized revenue of $0.7 million, $0.7 million, and $0.9 million from providing service to ValleyNet during 2022, 2021, and 2020, respectively. We recognized cost of service of $0.1 million, $1.2 million, and $2.7 million for the use of ValleyNet’s network during 2022, 2021, and 2020, respectively.

Note 5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(in thousands)	Estimated Useful Lives	December 31, 2022	December 31, 2021
Land		$3,722	$3,771
Land improvements	10 years	3,483	3,478
Buildings and structures	10 - 45 years	93,461	96,323
Cable and fiber	15 - 30 years	593,771	453,405
Equipment and software	4 - 8 years	317,347	391,293
Plant in service		1,011,784	948,270
Plant under construction		144,534	79,963
Total property, plant and equipment		1,156,318	1,028,233
Less: accumulated depreciation and amortization		(468,765)	(474,071)
Property, plant and equipment, net		$687,553	$554,162

Property, plant and equipment, net increased due primarily to capital expenditures in the Broadband segment driven by our Glo Fiber market expansion. The Company's accounts payable as of December 31, 2022 included amounts associated with capital expenditures of approximately $43.8 million. Cash flows for accounts payable and capital expenditures exclude this activity. Depreciation and amortization expense was $68.2 million, $54.4 million, and $48.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. In 2022, the Company improved internal controls over property, plant, and equipment. The enhanced controls identified fully depreciated assets no longer held by the Company. Accordingly, the Company made adjustments to reduce the cost of buildings and structures, cable and fiber, and equipment and software by $0.3 million, $0.1 million, and $62.9 million, respectively, with an offset to accumulated depreciation at December 31, 2022.

In the fourth quarter of 2021, due to the availability of grants awarded under various governmental initiatives in support of rural fiber to the home (“FTTH”) broadband network expansion projects, we decided to cease further expansion of our Beam branded fixed wireless edge-out strategy, which is offered under our Broadband segment. During the second quarter of 2022, the Company permanently ceased operating 20 of our 55 Beam fixed wireless sites. Consequently, Shentel recorded an impairment charge of $4.1 million. On August 23, 2022, the Company entered into a definitive asset purchase agreement (the “Spectrum Purchase Agreement”) with a wireless carrier pursuant to which the Company agreed to sell certain FCC spectrum licenses and leases utilized in the Company's Beam branded fixed wireless service for total consideration of approximately $21.5 million, composed of $17.7 million cash and approximately $3.8 million of liabilities to be assumed by the wireless carrier (the “Spectrum Transaction”). The Spectrum Transaction is expected to close in the first half of 2023, subject to the receipt of regulatory approvals and other customary closing conditions. As a result of the Spectrum Transaction, the Company ceased its remaining Beam operations in the fourth quarter of 2022 and accelerated depreciation for remaining Beam network assets. Shentel recorded $7.4 million in accelerated depreciation for the year ended December 31, 2022.

Note 6. Goodwill and Intangible Assets

The Company’s goodwill and intangible assets consist of the following:

	December 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
FCC spectrum licenses	12,122	—	12,122	13,839	—	13,839
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	76,597	—	76,597	78,314	—	78,314

Finite-lived intangibles:
FCC spectrum licenses	—	—	—	6,811	(672)	6,139
Subscriber relationships	28,425	(26,910)	1,515	28,425	(26,451)	1,974
Other intangibles	488	(329)	159	463	(303)	160
Total finite-lived intangibles	28,913	(27,239)	1,674	35,699	(27,426)	8,273
Total goodwill and intangible assets	$108,754	$(27,239)	$81,515	$117,257	$(27,426)	$89,831

Amortization expense was $0.7 million, $0.8 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the third quarter of 2020, the Company was awarded certain indefinite-lived Citizens Broadband Radio Service (“CBRS”) spectrum licenses to be used within the Broadband segment. The Company paid an aggregate deposit of $16.1 million with respect to the licenses subject to final approval and issuance by the FCC. The licenses will provide us priority access rights over general access users other than incumbents, in that specific band, in accordance with the FCC’s three-tier CBRS band spectrum sharing framework. The FCC approved the Company’s final application for the licenses in the third quarter of 2022, resulting in the issuance of the licenses with a deposit value of $12.1 million. The Company recorded these licenses as indefinite-lived intangible assets. These licenses are not subject to the Spectrum Transaction described above. The remaining $4.0 million of the deposit was returned to the Company in the form of a cash refund in the fourth quarter of 2022.

As described in Note 5, Property, Plant and Equipment, the Company entered into the Spectrum Purchase Agreement to sell FCC spectrum licenses associated with Beam. As a result of the expected sale, the Company concluded that the FCC spectrum licenses met the held-for-sale criteria; accordingly, $13.8 million of indefinite-lived licenses and $5.9 million of finite-lived licenses are presented as held for sale, along with the corresponding $3.8 million of operating lease liabilities related to the finite-lived licenses. The Company evaluated the events described here and in Note 5, Property, Plant and Equipment and determined that these events do not represent a strategic shift in the Company’s business.

Our finite-lived intangible assets are amortized over the following estimated useful lives:

Estimated Useful Life
Subscriber relationships	3 - 10 years
Other intangibles	15 - 20 years

The following table summarizes expected amortization of intangible assets at December 31, 2022:

(in thousands)	Amortization of Intangible Assets

2023	$489
2024	489
2025	483
2026	103
2027	65
Thereafter	45
Total	$1,674

Note 7.    Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	December 31, 2022	December 31, 2021
Deposit for FCC spectrum licenses	$—	$16,118
Prepaid maintenance expenses	7,444	8,391
Broadband contract acquisition costs	2,809	2,502
SERP investments	—	801
Other	1,256	2,018
Prepaid expenses and other	$11,509	$29,830

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	December 31, 2022	December 31, 2021
Broadband contract acquisition costs	$5,837	$5,645
Prepaid expenses and other	7,422	4,653
Deferred charges and other assets	$13,259	$10,298

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	December 31, 2022	December 31, 2021
Accrued programming costs	3,306	$3,084
Pension plan	3,341	—
Restructuring accrual	146	1,761
Other current liabilities	11,113	9,804
Accrued liabilities and other	$17,906	$14,649

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	December 31, 2022	December 31, 2021
Noncurrent portion of deferred revenue	$18,679	$19,749
Noncurrent portion of financing leases	1,500	1,614
FCC spectrum license obligations	—	3,807
Other	39	461
Other liabilities	$20,218	$25,631
Restructuring activities
During 2021, as a result of the sale of our Wireless assets and operations, we implemented a restructuring plan whereby certain employees were notified of their pending dismissal under the workforce reduction program. We made $1.7 million and $2.1 million in severance payments for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2021, we recognized expenses of $1.7 million and $2.2 million, presented in continuing and discontinued operations, respectively.

Asset Retirement Obligations:

Our asset retirement obligations (“ARO”) arise from certain of our leases and generally require us to remove our towers from ground leases. Current ARO liabilities are recorded in accrued liabilities and other in the Company’s consolidated balance sheets. Below is a summary of our current and non-current asset retirement obligations:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$9,824	$5,113	$6,152
Additional asset retirement obligations recorded and changes to prior estimates	1,198	4,290	(1,371)
Liabilities settled	(185)	—	—
Accretion expense	531	421	332
Balance at end of year	$11,368	$9,824	$5,113

Note 8. Leases

At December 31, 2022, our operating leases had a weighted average remaining lease term of twenty years and a weighted average discount rate of 4.5%. Our finance leases had a weighted average remaining lease term of thirteen years and a weighted average discount rate of 5.2%.

We recognized $7.6 million, $7.1 million and $6.6 million of operating lease expense for the years ended December 31, 2022, 2021 and 2020, respectively. We recognized $0.6 million of interest and depreciation expense on finance leases for each of the years ended December 31, 2022, 2021 and 2020. Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $6.1 million, $5.6 million, and $4.4 million of operating lease payments during the years ended December 31, 2022, 2021 and 2020, respectively. We also obtained $2.5 million, $11.1 million and $6.8 million of leased assets in exchange for new operating lease liabilities, including new and modified agreements, recognized during the years ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes the expected maturity of lease liabilities at December 31, 2022:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$4,987	$176	$5,163
2024	5,102	178	5,280
2025	4,897	180	5,077
2026	4,405	153	4,558
2027	3,634	155	3,789
2028 and thereafter	64,443	1,359	65,802
Total lease payments	87,468	2,201	89,669
Less: interest	(34,162)	(604)	(34,766)
Present value of lease liabilities	$53,306	$1,597	$54,903

We recognized $18.4 million, $11.1 million, and $9.1 million of operating lease revenue for the years ended December 31, 2022, 2021 and 2020, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in service revenue and other in the consolidated statements of comprehensive (loss) income. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our contractual minimum rental receipts expected under the lease agreements in place at December 31, 2022:

(in thousands)	Operating Leases
2023	$15,100
2024	13,710
2025	12,791
2026	9,754
2027	8,258
2028 and thereafter	21,572
Total	$81,185

Note 9. Debt

Our Credit Agreement, dated July 1, 2021 (the “Credit Agreement”) contains (i) a $100 million, five-year undrawn revolving credit facility (the “Revolver”), (ii) a $150 million five-year delayed draw amortizing term loan (“Term Loan A-1”) and (iii) a $150 million seven-year delayed draw amortizing term loan (“Term Loan A-2” and collectively with Term Loan A-1, the “Term Loans”). The following loans were outstanding under the Credit Agreement:

(in thousands)	December 31, 2022	December 31, 2021
Term loan A-1	$37,500	$—
Term loan A-2	37,500	—
Total debt	75,000	—
Less: unamortized loan fees	(46)	—
Total debt, net of unamortized loan fees	$74,954	$—

Both Term Loan A-1 and Term Loan A-2 bear interest at one-month LIBOR plus a margin of 1.50%. The margin of 1.50% is variable and determined by the Company’s net leverage ratio. Interest is paid monthly. The interest rate was 4.39% at December 31, 2022. Our cash payments for interest were $0.6 million, $10.4 million and $18.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest paid in 2021 and 2020 was incurred and paid under a prior credit agreement which was repaid in connection with the sale of the Wireless business in 2021. Refer to Note 15, Discontinued Operations, for details concerning the sale of the Wireless business. Shentel is charged commitment fees on unutilized portions of its Revolver and Term Loans. The Company recorded $0.7 million related to these fees for the year ended December 31, 2022, which is included in other (expense) income, net in the consolidated statements of comprehensive (loss) income.

The Credit Agreement contains a borrowing deadline of June 30, 2023, after which the Company will not be able to borrow against the undrawn portion of the Term Loans. The Company expects to borrow the remaining $225.0 million available under the Term Loans by the borrowing deadline.

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

The Credit Agreement is fully secured by a pledge and unconditional guarantee from the Company and all of its subsidiaries, except Shenandoah Telephone Company. This provides the lenders a security interest in substantially all of the assets of the Company.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance. Based on the outstanding balance as of December 31, 2022, Term Loan A-1 requires quarterly principal repayments of $0.2 million from September 30, 2023 through June 30, 2024; then increasing to $0.5 million quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026. Based on the outstanding balance as of December 31, 2022, Term Loan A-2 requires quarterly principal repayments of $0.1 million through March 31, 2028, with the remaining balance due June 30, 2028. These scheduled payments are also summarized below:

(in thousands)	Amount
2023	$656
2024	1,781
2025	2,250
2026	34,125
2027	375
2028 and thereafter	35,813
Total	$75,000

Shentel has not made any borrowings under its Revolver as of December 31, 2022. In the event borrowings are made in the future, the entire outstanding principal amount borrowed is due June 30, 2026.

The International Exchange (ICE) Benchmark Administration ceased the publication of one-week and two-month LIBOR on December 31, 2021 and the remaining tenors (overnight, one-month, three-month, six-month and 12-month) will cease to be published on June 30, 2023. Our term loans and revolver identify LIBOR as a reference rate for tenors ceasing on June 30, 2023 and maturing after 2023. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the terms of the financial instruments. The transition from LIBOR could result in us paying higher or lower interest rates on our current LIBOR-indexed term loans. Our Credit Agreement includes provisions that provide for the identification of a LIBOR replacement rate. Due to the uncertainty regarding the transition from LIBOR-indexed financial instruments and the manner in which an alternative reference rate will apply, we cannot yet reasonably estimate the expected financial impact of the LIBOR transition. Any changes to the reference rate will be agreed through an amendment to the Credit Agreement and are expected to reference the Secured Overnight Financing Rate, though the timing of such amendment and applicability to any future amounts owed under the Credit Agreement are not certain at this time.

Note 10. Income Taxes

The Company files a consolidated U.S. federal income tax return and various state income tax returns. The provision for the federal and state income taxes attributable to income (loss) consists of the following components:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current expense (benefit)
Federal taxes	$673	$(21,392)	$(13,748)
State taxes	(186)	(2,565)	(2,148)
Total current provision	487	(23,957)	(15,896)
Deferred (benefit) expense
Federal taxes	(1,119)	25,518	13,325
State taxes	(295)	(3,255)	1,581
Total deferred (benefit) expense	(1,414)	22,263	14,906
Income tax benefit	$(927)	$(1,694)	$(990)
Effective tax rate	10.0%	(27.2)%	(168.9)%

A reconciliation of income tax expense (benefit) determined by applying the federal and state tax rates to income before income taxes is as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Expected tax (benefit) expense at federal statutory	$(1,954)	$1,310	$24
State income taxes, net of federal tax effect	(410)	438	54
Revaluation of deferred tax liabilities	—	(5,206)	—
Stranded tax effects reclassified from other comprehensive income	—	1,620	—
Excess tax expense (benefit) from share based compensation and other expense, net	818	144	(1,068)
Valuation allowance	619	—	—
Income tax benefit	$(927)	$(1,694)	$(990)

The change in effective tax rate between 2022 and 2021 was primarily a result of decreased income tax benefit due to a one-time benefit realized in 2021 as a result of the 2021 disposition of Wireless assets and operations (see Note 15, Discontinued Operations).

The Company's cash payments for income taxes were $0.1 million and $11.2 million for the years ended December 31, 2022 and 2021, respectively. The Company's cash refunds for income taxes were $9.5 million for the year ended December 31, 2020.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply in the year of reversal or settlement and arise from temporary differences between the US GAAP and tax bases of the following assets and liabilities:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Leases	$14,809	$15,483
Asset retirement obligations	2,972	2,581
Net operating loss carry-forwards	28,398	5,878
Pension liabilities	978	2,148
Accruals and stock-based compensation	3,087	2,572
Other	5,767	6,300
Total gross deferred tax assets	56,011	34,962
Less valuation allowance	(619)	—
Net deferred tax assets	55,392	34,962

Deferred tax liabilities:
Property, plant and equipment	109,852	92,449
Leases	14,541	15,410
Intangible assets	12,867	10,710
Prepaid assets and other	2,732	2,407
Total gross deferred tax liabilities	139,992	120,976
Net deferred tax liabilities	$84,600	$86,014

The Company has a deferred tax asset of $28.4 million related to federal and various state net operating losses. As of December 31, 2022, the Company had approximately $125.6 million of federal net operating losses, including approximately $97.8 million of federal net operating losses generated after 2017. Federal net operating losses generated prior to 2018 expire through 2027. The Company also had approximately $40.0 million of state net operating losses, which can be carried forward indefinitely. The Company's income tax benefit for the year ended December 31, 2022 included tax expense of $0.6 million for a valuation allowance on deferred tax assets related to federal net operating losses expected to expire unutilized. The Company had no valuation allowances on deferred tax assets as of December 31, 2021.

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits.

The Company is not currently subject to state or federal income tax audits as of December 31, 2022. The Company's returns are generally open to examination from 2019 forward and the net operating losses acquired from nTelos are open to examination from 2003 forward.

Note 11. Stock Compensation, Earnings per Share, and Dividends

The Company's 2014 Stock Incentive Plan (the “Plan”) allows for the grant of equity based incentive compensation to all employees. The Plan authorizes grants of up to an additional 4,200,000 shares over a ten-year period beginning in 2014. Under the Plan, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights and other forms of equity based compensation; both options to acquire stock and stock awards were granted. As of December 31, 2022, the only forms of stock awards outstanding are RSUs and RTSRs.

The Company granted approximately 518,000 RSUs at a weighted average grant price of $21.56 to employees and directors during the year ended December 31, 2022. Approximately 153,000 RSUs with a weighted average grant price of $27.50 vested and 53,000 RSUs with a weighted average grant price of $25.89 were forfeited during the year ended December 31, 2022. The total fair value of RSUs vested was $3.3 million during the year ended December 31, 2022. Approximately 649,000 RSUs with a weighted average grant price of $23.39 remained outstanding as of December 31, 2022.

The Company granted approximately 100,000 RTSRs at a weighted average grant price of $23.83 to employees during the year ended December 31, 2022. Approximately 46,000 RTSRs with a weighted average grant price of $33.83 vested and 6,000 RTSRs with a weighted average grant price of $36.28 were forfeited during the year ended December 31, 2022. The total fair value of RSUs vested was $1.2 million during the year ended December 31, 2022. Approximately 202,000 RTSRs with a weighted average grant price of $29.46 remained outstanding as of December 31, 2022. As described above, the amount of RTSRs issued are adjusted on the vesting date. The amounts above exclude the adjustment and issuance of RTSRs based on actual performance, which totaled approximately 9,000 awards for the year ended December 31, 2022.

The Company's RSUs generally have service conditions only or performance and service conditions with vesting periods ranging from one year for directors to five years for employees. RTSR awards vest approximately three years from the grant date. The performance condition applied to the RTSR awards is based upon the Company's stock performance compared to a group of peer companies. The actual number of shares to be issued can range from 0% to 150% of the awards granted.

Stock-based compensation expense was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Stock compensation expense	$9,142	$3,552	$6,227
Capitalized stock compensation	614	144	320
Stock compensation expense, net	$8,528	$3,408	$5,907

As of December 31, 2022, there was $9.2 million of total unrecognized compensation cost related to non-vested incentive awards which is expected to be recognized over weighted average period of 2.4 years.

We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Calculation of net income per share:
(Loss) income from continuing operations	$(8,379)	$7,929	$1,576
Income from discontinued operations, net of tax	$—	$990,902	$124,097
Net (loss) income	$(8,379)	$998,831	$125,673
Basic weighted average shares outstanding	50,155	50,026	49,901
Basic net (loss) income per share - continuing operations	$(0.17)	$0.16	$0.03
Basic net income per share - discontinued operations	$—	$19.81	$2.49
Basic net (loss) income per share	$(0.17)	$19.97	$2.52

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	50,155	50,026	49,901
Effect from dilutive shares and options outstanding	—	123	123
Diluted weighted average shares outstanding	50,155	50,149	50,024
Diluted net (loss) income per share - continuing operations	$(0.17)	$0.16	$0.03
Diluted net income per share - discontinued operations	$—	$19.76	$2.48
Diluted net (loss) income per share	$(0.17)	$19.92	$2.51
There were approximately 365,000, 259,000, and 30,000 anti-dilutive awards outstanding for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company paid a special dividend of $18.75 per share on August 2, 2021 (the “Special Dividend”). The total amount paid pursuant to the Special Dividend to Shentel shareholders, including amounts reinvested in the Company’s stock via the Company’s Dividend Reinvestment Plan, was approximately $937 million.

Note 12. Government Grants

In 2021, Shentel commenced negotiations with various governmental entities to receive awards under broadband infrastructure grant programs to strategically expand the Company's broadband network in order to provide broadband services to unserved residences in the partnering counties in Virginia, Maryland and West Virginia. Throughout 2021 and 2022, in partnership with counties in the respective states, Shentel has been awarded grants under the Virginia Telecommunication Initiative (“VATI”) and the Rural Digital Opportunity Fund (“RDOF”) in Virginia, the Connect Maryland Network Infrastructure Grant Program (“Connect MD”) in Maryland, and the Major Broadband Projects Strategies (“MBPS”) in West Virginia.

The following table summarizes the awards under each program:

(in thousands)	Awards
VATI	$58,918
RDOF	887
Connect MD	10,200
MBPS	1,349
Total	$71,354

To receive such grant distributions, we entered into agreements with each partnering county in Virginia and Maryland and expect to complete similar agreement in West Virginia. These agreements outline certain build-out milestones. The network is required to meet certain performance conditions to ensure that minimum download and upload speeds are able to be provided to the underserved residences.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. The grant is treated as a reduction to the corresponding property, plant and equipment asset balance and is recognized through a reduction in depreciation expense over the life of the corresponding asset. Reimbursable amounts are dependent upon the actual construction costs. The Company has not recognized any amounts under these programs as of December 31, 2022 and 2021.

Note 13. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 8, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2026. For the years ended December 31, 2022, 2021 and 2020 we paid $5.2 million, $3.4 million and $1.4 million, respectively, for the programming, marketing and IT software license purchase commitments. The Company is obligated to make the following future minimum payments under the non-cancelable terms of these commitments as of December 31, 2022:

(in thousands)	Purchase Commitments
2023	$4,684
2024	3,267
2025	1,993
2026	1,044
2027	609
2028 and thereafter	109
Total	$11,706

The Company is subject to claims and legal actions that may arise in the ordinary course of business. The Company does not believe that any of these pending claims or legal actions are either probable or reasonably possible of a material loss.

Note 14. Segment Reporting

The divestiture of our Wireless operations on July 1, 2021 represented a strategic shift in the Company’s business which therefore qualified the segment as a discontinued operation. As a result, for all periods presented, the operating results and cash flows related to the Wireless segment were reflected as a discontinued operation in our consolidated statements of comprehensive (loss) income and the consolidated statements of cash flows. The tables below reflect the results of operations of the Company's reportable segments in continuing operations, consistent with internal reporting used by the Company. Intercompany revenue is primarily derived from services provided to the discontinued operation, for periods prior to the divestiture.

Year ended December 31, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$193,974	$—	$—	$193,974
Commercial Fiber	38,821	—	—	38,821
RLEC & Other	16,035	—	—	16,035
Tower lease	—	18,541	—	18,541
Service revenue and other	248,830	18,541	—	267,371
Intercompany revenue and other	185	378	(563)	—
Total revenue	249,015	18,919	(563)	267,371
Operating expenses
Cost of services	102,267	5,712	(433)	107,546
Selling, general and administrative	56,776	1,279	34,337	92,392
Restructuring expense	849	—	402	1,251
Impairment expense	5,241	—	—	5,241
Depreciation and amortization	63,175	2,416	3,308	68,899
Total operating expenses	228,308	9,407	37,614	275,329
Operating income (loss)	$20,707	$9,512	$(38,177)	$(7,958)

Capital expenditures	$188,729	$620	$260	$189,609

Year ended December 31, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$177,530	$—	$—	$177,530
Commercial Fiber	30,842	—	—	30,842
RLEC & Other	15,249	—	—	15,249
Tower lease	—	12,393	—	12,393
Service revenue and other	223,621	12,393	—	236,014
Revenue for service provided to the discontinued Wireless operations	4,459	5,311	(545)	9,225
Total revenue	228,080	17,704	(545)	245,239
Operating expenses
Cost of services	97,283	5,438	(422)	102,299
Selling, general and administrative	47,840	1,197	33,414	82,451
Restructuring expense	202	—	1,525	1,727
Impairment expense	5,986	—	—	5,986
Depreciation and amortization	47,937	2,053	5,216	55,206
Total operating expenses	199,248	8,688	39,733	247,669
Operating income (loss)	$28,832	$9,016	$(40,278)	$(2,430)

Capital expenditures	$156,131	$977	$2,993	$160,101

Year ended December 31, 2020:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$154,956	$—	$—	$154,956
Commercial Fiber	24,431	—	—	24,431
RLEC & Other	15,971	—	—	15,971
Tower lease	—	7,402	—	7,402
Service revenue and other	195,358	7,402	—	202,760
Revenue for service provided to the discontinued Wireless operations	8,989	9,653	(627)	18,015
Total revenue	204,347	17,055	(627)	220,775
Operating expenses
Cost of services	84,893	4,896	(132)	89,657
Selling, general and administrative	39,472	1,430	44,114	85,016
Depreciation and amortization	41,076	1,906	5,721	48,703
Total operating expenses	165,441	8,232	49,703	223,376
Operating income (loss)	$38,906	$8,823	$(50,330)	$(2,601)

Capital expenditures	$117,246	$2,001	$1,203	$120,450

A reconciliation of the total of the reportable segments’ operating (loss) income to consolidated (loss) income from continuing operations before income taxes is as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Total consolidated operating loss	$(7,958)	$(2,430)	$(2,601)
Other (expense) income, net	(1,348)	8,665	3,187
(Loss) income from continuing operations before income taxes	$(9,306)	$6,235	$586

The Company’s CODM does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments, accordingly total assets by segment are not applicable.

Note 15. Discontinued Operations

On July 1, 2021, pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), dated May 28, 2021, between Shentel and T-Mobile, Shentel completed the sale to T-Mobile of its Wireless assets and operations for cash consideration of approximately $1.94 billion, inclusive of the approximately $60 million settlement of the waived management fees by Sprint, and net of certain transaction expenses (the “Transaction”).

The assets and liabilities that transferred in the Transaction (the “disposal group”) were presented as held for sale within our historical consolidated balance sheets, and discontinued operations within our historical consolidated statements of comprehensive (loss) income.

Income from discontinued operations, net of tax in the consolidated statements of comprehensive income consist of the following for the years ended December 31, 2021 and 2020:

(in thousands)
Revenue:	2021	2020
Service revenue and other	$201,076	$401,035
Equipment revenue	12,253	41,338
Total revenue	213,329	442,373
Operating expenses:
Cost of services	38,144	116,394
Cost of goods sold	11,964	40,642
Selling, general and administrative	17,514	34,011
Severance expense	465	—
Depreciation and amortization	—	62,930
Total operating expenses	68,087	253,977
Operating income	145,242	188,396
Other (expense) income:
Debt extinguishment	(11,032)	—
Interest expense and other, net	(9,178)	(20,455)
Gain on sale of disposition of Wireless assets and operations	1,227,531	—
Income before income taxes	1,352,563	167,941
Income tax expense	361,661	43,844
Income from discontinued operations, net of tax	$990,902	$124,097

There was no material income from discontinued operations for the year ended December 31, 2022.

Schedule II
Valuation and Qualifying Accounts

Changes in the Company’s allowance for doubtful accounts for accounts receivable for the years ended December 31, 2022, 2021 and 2020 are summarized below:

(in thousands)	Balance at Beginning of Year	Recoveries added to allowance	Bad debt expense	Write-offs	Balance at End of Year
Year Ended December 31, 2022
Allowance for doubtful accounts	$352	$414	$1,972	$(1,962)	$776
Year Ended December 31, 2021
Allowance for doubtful accounts	$614	$530	$1,028	$(1,820)	$352
Year Ended December 31, 2020
Allowance for doubtful accounts	$533	$758	$1,220	$(1,897)	$614

Exhibits Index

Exhibit Number	Exhibit Description

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

3.2	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective October 25, 2022, filed as exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 27, 2022.

4.1	Description of the Company's Common Stock Registered Under Section 12 of the Exchange Act of 1934.

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

10.1
Credit Agreement, dated July 1, 2021, by and among Shenandoah Telecommunications Company, certain of its subsidiaries as guarantors, CoBank ACB, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2021).

10.2	Supplemental Executive Retirement Plan as amended and restated, filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated March 23, 2007.

10.3	2014 Equity Incentive Plan filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 13, 2014 (No. 333-196990).

10.4	Form of Stock Option Awards for Executives under the 2014 Equity Incentive Plan.

*10.5	Form of Restricted Stock Unit Award for Executives under the 2014 Equity Incentive Plan.

*10.6	Form of RTSR Performance Share Unit Award for Executives under the 2014 Equity Incentive Plan.

10.7	Form of Severance Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2020.

10.8	Form of Strategic Retention Performance Share Unit Award, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2022.

*21	List of Subsidiaries.

*23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data filing because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

February 22, 2023	/S/ CHRISTOPHER E. FRENCH
Christopher E. French, President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
February 22, 2023	Director (Principal Executive Officer)
Christopher E. French

/s/JAMES J. VOLK	Senior Vice President – Chief Financial Officer
February 22, 2023	(Principal Financial Officer)
James J. Volk

/s/DENNIS A. ROMPS	Vice President - Chief Accounting Officer
February 22, 2023	(Principal Accounting Officer)
Dennis A. Romps

/s/THOMAS A. BECKETT	Director
February 22, 2023
Thomas A. Beckett

/s/TRACY FITZSIMMONS	Director
February 22, 2023
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
February 22, 2023
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
February 22, 2023
Richard L. Koontz, Jr.

/s/KENNETH L. QUAGLIO	Director
February 22, 2023
Kenneth L. Quaglio

/s/LEIGH ANN SCHULTZ	Director
February 22, 2023
Leigh Ann Schultz

/s/VICTOR C. BARNES	Director
February 22, 2023
Victor C. Barnes