Form 10-Q
period 2023-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2023-04-28
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	50,246,901
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on April 21, 2023)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$48,396	$44,061
Accounts receivable, net of allowance for doubtful accounts of $698 and $776, respectively	15,854	20,615
Income taxes receivable	5,079	29,755
Prepaid expenses and other	12,762	11,509
Current assets held for sale	22,432	22,622
Total current assets	104,523	128,562
Investments	13,118	12,971
Property, plant and equipment, net	739,587	687,553
Goodwill and intangible assets, net	81,392	81,515
Operating lease right-of-use assets	54,999	53,859
Deferred charges and other assets	13,021	13,259
Total assets	$1,006,640	$977,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$1,302	$648
Accounts payable	48,822	49,173
Advanced billings and customer deposits	12,391	12,425
Accrued compensation	6,857	9,616
Current operating lease liabilities	2,946	2,829
Accrued liabilities and other	16,103	17,906
Current liabilities held for sale	3,815	3,824
Total current liabilities	92,236	96,421
Long-term debt, less current maturities, net of unamortized loan fees	98,655	74,306
Other long-term liabilities:
Deferred income taxes	86,335	84,600
Asset retirement obligations	10,252	9,932
Benefit plan obligations	3,887	3,758
Non-current operating lease liabilities	51,629	50,477
Other liabilities	20,866	20,218
Total other long-term liabilities	172,969	168,985
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 50,247 and 50,110 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	60,160	57,453
Retained earnings	582,620	580,554
Total shareholders’ equity	642,780	638,007
Total liabilities and shareholders’ equity	$1,006,640	$977,719

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)	Three Months Ended March 31,
	2023	2022
Service revenue and other	$71,686	$64,414
Operating expenses:
Cost of services exclusive of depreciation and amortization	26,567	26,339
Selling, general and administrative	26,609	23,771
Depreciation and amortization	15,782	14,684
Total operating expenses	68,958	64,794
Operating income (loss)	2,728	(380)
Other income (expense):
Other income (expense), net	1,117	(170)
Income (loss) before income taxes	3,845	(550)
Income tax expense	1,779	53
Net income (loss)	$2,066	$(603)

Net income (loss) per share, basic and diluted:
Basic net income (loss) per share	$0.04	$(0.01)

Diluted net income (loss) per share	$0.04	$(0.01)

Weighted average shares outstanding, basic	50,291	50,146
Weighted average shares outstanding, diluted	50,512	50,146

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Total
Balance, December 31, 2022	50,110	$57,453	$580,554	$638,007
Net income	—	—	2,066	2,066
Stock-based compensation	196	3,852	—	3,852
Common stock issued	1	11	—	11
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(60)	(1,156)	—	(1,156)
Balance, March 31, 2023	50,247	$60,160	$582,620	$642,780

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Total
Balance, December 31, 2021	49,965	$49,351	$592,924	$642,275
Net loss	—	—	(603)	(603)
Stock-based compensation	110	3,252	—	3,252
Common stock issued	1	8	—	8
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(27)	(603)	—	(603)
Balance, March 31, 2022	50,049	$52,008	$592,321	$644,329

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,066	$(603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,782	14,684
Stock-based compensation expense, net of amount capitalized	3,717	3,143
Deferred income taxes	1,735	(349)
Other, net	740	1,017
Changes in assets and liabilities:
Accounts receivable	4,488	5,890
Current income taxes	24,676	459
Operating lease assets and liabilities, net	129	80
Other assets	(1,030)	(1,365)
Accounts payable	(837)	(4,130)
Other deferrals and accruals	(3,142)	(2,760)
Net cash provided by operating activities	48,324	16,066

Cash flows from investing activities:
Capital expenditures	(67,671)	(45,693)
Proceeds from sale of assets and other	101	86
Net cash used in investing activities	(67,570)	(45,607)

Cash flows from financing activities:
Proceeds from credit facility borrowings	25,000	—
Taxes paid for equity award issuances	(1,156)	(603)
Payments for financing arrangements and other	(263)	(219)
Net cash provided by (used in) financing activities	23,581	(822)
Net increase (decrease) in cash and cash equivalents	4,335	(30,363)
Cash and cash equivalents, beginning of period	44,061	84,344
Cash and cash equivalents, end of period	$48,396	$53,981

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,327	$—
Income tax refunds received	$25,030	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Other Information

Shenandoah Telecommunications Company and its subsidiaries (“Shentel”, “we”, “our”, “us”, or the “Company”) provide broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Company also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by a fiber network. All of these operations are contained within our Broadband reporting segment.

Our Tower segment owns 222 cell towers and leases colocation space on those towers to wireless communications providers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis we evaluate significant estimates and assumptions, including, but not limited to, revenue recognition, stock-based compensation, estimated useful lives of assets, impairment of goodwill and indefinite-lived intangible assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Adoption of New Accounting Standards

There have been no material developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's unaudited condensed consolidated financial statements and note disclosures from those disclosed in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2022, that would be expected to impact the Company.

Note 2. Revenue from Contracts with Customers
Contract Assets

The Company’s contract assets primarily include commissions incurred to acquire contracts with customers. The Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period which is approximately six years. The Company's current contract assets are included in prepaid expenses and other and the Company's non-current contract assets are included in deferred charges and other assets in its unaudited condensed consolidated balance sheets. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company's unaudited condensed consolidated statements of operations.

The following tables present the activity of current and non-current contract assets:

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning Balance	$8,646	$8,147
Commission payments	891	338
Contract asset amortization	(781)	(182)
Ending Balance	$8,756	$8,303

Contract Liabilities

The Company’s contract liabilities include services that are billed in advance and recorded as deferred revenue, as well as installation fees that are charged upfront without transfer of commensurate goods or services to the customer. The Company’s current contract liabilities are included in advanced billings and customer deposits and the Company’s non-current contract liabilities are included in other liabilities in its unaudited condensed consolidated balance sheets. Shentel's current contract liability balances were $9.5 million as of March 31, 2023 and December 31, 2022 and Shentel's non-current contract liability balances were $1.6 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively. Shentel expects its current contract liability balances to be recognized within revenues during the twelve-month periods following the respective balance sheet dates and its non-current contract liability balances to be recognized within revenues after the twelve-month periods following the respective balance sheet dates.

Refer to Note 13, Segment Reporting, for a summary of the Company's revenue streams.

Note 3. Investments

Investments consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
SERP investments at fair value	$1,993	$1,889
Cost method investments	10,792	10,749
Equity method investments	333	333
Total investments	$13,118	$12,971

SERP Investments at Fair Value: The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy. Changes to the investments' fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense.

Cost Method Investments: Our investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of our cost method investments with a balance of $10.1 million and $10.0 million at March 31, 2023 and December 31, 2022, respectively. We recognized approximately $0.1 million of patronage income in other income (expense) for the three months ended March 31, 2023 and 2022. The Company expects that approximately 88% of the patronage distributions will be collected in cash and 12% in equity in 2023.

Equity Method Investments: At March 31, 2023 and December 31, 2022, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). ValleyNet has ceased operations and is in the process of being dissolved. In April 2023, Shentel received a payment of $0.1 million, representing Shentel's remaining capital in the partnership, and the investment balance was derecognized from Shentel's unaudited condensed consolidated balance sheets. Prior to the commencement of dissolution proceedings, the Company and ValleyNet purchased capacity on one another’s fiber network, through related party transactions. We recognized revenue of $0.2 million during the three months ended March 31, 2022. We recognized cost of service of $28.2 thousand for the three months ended March 31, 2022.

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

($ in thousands)	Estimated Useful Lives	March 31, 2023	December 31, 2022
Land		$3,722	$3,722
Land improvements	10 years	3,483	3,483
Buildings and structures	10 - 45 years	94,488	93,461
Cable and fiber	15 - 30 years	635,083	593,771
Equipment and software	4 - 8 years	324,783	317,347
Plant in service		1,061,559	1,011,784
Plant under construction		161,576	144,534
Total property, plant and equipment		1,223,135	1,156,318
Less: accumulated depreciation and amortization		(483,548)	(468,765)
Property, plant and equipment, net		$739,587	$687,553

Property, plant and equipment net, increases were primarily attributable to capital expenditures in the Broadband segment due to expansion of Glo Fiber assets and market expansion. The Company's accounts payable as of March 31, 2023 and December 31, 2022 included amounts associated with capital expenditures of approximately $44.3 million and $43.8 million, respectively. Depreciation and amortization expense was $15.7 million and $14.5 million during the three months ended March 31, 2023 and 2022, respectively.

On August 23, 2022, the Company entered into a definitive asset purchase agreement (the "Spectrum Purchase Agreement") with a wireless carrier pursuant to which the Company agreed to sell certain Federal Communications Commission ("FCC") spectrum licenses and leases previously utilized in the Company's Beam branded fixed wireless service for total consideration of approximately $21.5 million, composed of $17.7 million cash and approximately $3.8 million of liabilities to be assumed by the wireless carrier (the "Spectrum Transaction"). The Spectrum Transaction is expected to close by the end of the third quarter of 2023, subject to the receipt of regulatory approvals and other customary closing conditions.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	76,597	—	76,597	76,597	—	76,597

Finite-lived intangibles:
Subscriber relationships	28,425	(27,025)	1,400	28,425	(26,910)	1,515
Other intangibles	488	(337)	151	488	(329)	159
Total finite-lived intangibles	28,913	(27,362)	1,551	28,913	(27,239)	1,674
Total goodwill and intangible assets	$108,754	$(27,362)	$81,392	$108,754	$(27,239)	$81,515

Amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

As described in Note 4, Property, Plant and Equipment, the Company entered into the Spectrum Purchase Agreement to sell FCC spectrum licenses associated with Beam. As a result of the expected sale, the Company concluded that the FCC spectrum licenses met the held for sale criteria; accordingly, $13.8 million of indefinite-lived licenses and $5.9 million of finite-lived licenses are presented as held for sale, along with the corresponding $3.8 million of operating lease liabilities related to the finite-lived licenses. The Company evaluated the events described here and in Note 4, Property, Plant and Equipment and determined that these events do not represent a strategic shift in the Company’s business.

Note 6. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid maintenance expenses	$8,413	$7,444
Broadband contract acquisition costs	2,985	2,809
Other	1,364	1,256
Prepaid expenses and other	$12,762	$11,509

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	March 31, 2023	December 31, 2022
Broadband contract acquisition costs	$5,771	$5,837
Prepaid expenses and other	7,250	7,422
Deferred charges and other assets	$13,021	$13,259

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued programming costs	$3,625	$3,306
Pension plan	3,478	3,341
Other current liabilities	9,000	11,259
Accrued liabilities and other	$16,103	$17,906

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	March 31, 2023	December 31, 2022
Noncurrent portion of deferred lease revenue	$19,180	$18,679
Noncurrent portion of financing leases	1,413	1,500
Other	273	39
Other liabilities	$20,866	$20,218

In 2021, the Company adopted a resolution to terminate its pension plan. The expected termination will result in a payout of all existing obligations either through lump sum payments or through the purchase of annuity contracts at the option of the pension plan's participants. The Company expects the pension plan termination to be completed by June 30, 2023. Consequently, the net benefit plan obligation for the pension plan is presented in accrued liabilities and other in the Company's unaudited condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively.

Note 7. Leases

We lease various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores, and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended March 31,
(in thousands)		2023	2022
Finance lease cost
Amortization of leased asset	Depreciation	$119	$119
Interest of lease liabilities	Interest expense	20	21
Operating lease cost	Operating expense[1]	1,843	2,663
Lease Cost		$1,982	$2,803
_________________________________________
(1)Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of March 31, 2023:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$3,946	$71	$4,017
2024	5,613	178	5,791
2025	5,379	180	5,559
2026	4,770	153	4,923
2027	3,992	155	4,147
2028 and thereafter	65,522	1,359	66,881
Total lease payments	89,222	2,096	91,318
Less: Interest	(34,647)	(584)	(35,231)
Present value of lease liabilities	$54,575	$1,512	$56,087

Other information related to operating and finance leases was as follows:

	March 31, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (years)	19.4	20.0
Weighted average discount rate	4.6%	4.5%
Finance leases
Weighted average remaining lease term (years)	13.1	13.9
Weighted average discount rate	5.2%	5.2%

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for operating lease liabilities	$1,684	$1,592
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	1,265	1,640

We recognized $4.5 million and $5.4 million of operating lease revenue for the three months ended March 31, 2023 and 2022, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service revenue and other in the unaudited condensed consolidated statements of operations. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place as of March 31, 2023:

(in thousands)	Operating Leases
2023	$11,549
2024	14,244
2025	13,318
2026	10,275
2027	8,784
2028 and thereafter	22,048
Total	$80,218

Note 8. Debt

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

(in thousands)	March 31, 2023	December 31, 2022
Term loan A-1	$50,000	$37,500
Term loan A-2	50,000	37,500
Total debt	100,000	75,000
Less: unamortized loan fees	(43)	(46)
Total debt, net of unamortized loan fees	$99,957	$74,954

Both Term Loan A-1 and Term Loan A-2 bear interest at one-month LIBOR plus a margin of 1.50%. The margin of 1.50% is variable and determined by the Company’s net leverage ratio. The interest rate was 6.36% and 5.89% at March 31, 2023 and December 31, 2022, respectively. The Company's cash payments for interest were $1.3 million during the three months ended March 31, 2023. Shentel had no debt outstanding during the three months ended March 31, 2022; therefore, the Company made no interest payments during the three months ended March 31, 2022. Shentel is charged commitment fees on unutilized portions of its Revolver and Term Loans. The Company recorded $0.2 million related to these fees for the three months ended March 31, 2023 and 2022 which is included in other income (expense), net in the unaudited condensed consolidated statements of operations.

The Credit Agreement contains a borrowing deadline of June 30, 2023, after which the Company will not be able to borrow against the undrawn portion of the Term Loans.

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance. Based on the outstanding balance as of March 31, 2023, Term Loan A-1 requires quarterly principal repayments of $0.3 million from September 30, 2023 through June 30, 2024; then increasing to $0.6 million quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026. Based on the outstanding balance as of December 31, 2022, Term Loan A-2 requires quarterly principal repayments of $0.1 million through March 31, 2028, with the remaining balance due June 30, 2028.

The following table summarizes the expected payments of Shentel's outstanding borrowings as of March 31, 2023:

(in thousands)	Amount
2023	$875
2024	2,375
2025	3,000
2026	45,500
2027	500
2028	47,750
Total	$100,000

The Credit Agreement is fully secured by a pledge and unconditional guarantee from the Company and all of its subsidiaries, except Shenandoah Telephone Company. This provides the lenders a security interest in substantially all of the assets of the Company.

The International Exchange (ICE) Benchmark Administration ceased the publication of one-week and two-month LIBOR on December 31, 2021 and the remaining tenors (overnight, one-month, three-month, six-month and 12-month) will cease to be published on June 30, 2023. The Company's term loans and revolver identify LIBOR as a reference rate for tenors ceasing on June 30, 2023 and maturing after 2023. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the terms of the financial instruments. The transition from LIBOR could result in us paying higher or lower interest rates on our current LIBOR-indexed term loans. The Credit Agreement includes provisions that provide for the identification of a LIBOR replacement rate. Any changes to the reference rate will be agreed through an amendment to the Credit Agreement and are expected to reference the Secured Overnight Financing Rate and be entered into during 2023. Additionally, we expect to utilize the accounting relief available under Accounting Standards Codification ("ASC") 848, Reference Rate Reform, and therefore do not expect significant modification to current accounting.

Note 9. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of March 31, 2023. The Company's income tax returns are generally open to examination from 2019 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three months ended March 31, 2023 and 2022, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended March 31,
(in thousands)	2023	2022
Expected tax expense (benefit) at federal statutory	$807	$(115)
State income tax expense (benefit), net of federal tax effect	210	(32)
Excess tax deficiency from share-based compensation and other expense, net	762	200
Income tax expense	$1,779	$53

The Company received $25.0 million in cash refunds for income taxes for the three months ended March 31, 2023. The Company made no cash payments and received no cash refunds for income taxes for the three months ended March 31, 2022.

Note 10. Stock Compensation and Earnings (Loss) per Share

The Company granted approximately 343,000 restricted stock units ("RSUs") at a weighted average grant price of $18.86 to employees and directors during the three months ended March 31, 2023. Approximately 166,000 RSUs with a weighted average grant price of $25.29 vested and 8,000 RSUs with a weighted average grant price of $21.54 were forfeited during the three months ended March 31, 2023. The total fair value of RSUs vested was $4.2 million during the three months ended March 31, 2023. Approximately 819,000 RSUs with a weighted average grant price of $21.30 remained outstanding as of March 31, 2023.

The Company granted approximately 134,000 Relative Total Shareholder Return RSUs (“RTSRs”) awards at a weighted average grant price of $23.64 to employees during the three months ended March 31, 2023. Approximately 30,000 RTSRs with a weighted average grant price of $56.32 vested and no RTSRs were forfeited during the three months ended March 31, 2023. The total fair value of RTSRs vested was $1.1 million during the three months ended March 31, 2023. Approximately 293,000 RTSRs with a weighted average grant price of $25.80 remained outstanding as of March 31, 2023. The amount of RTSRs issued are adjusted on the vesting date based upon the Company's stock performance compared to a group of peer companies. The vested amounts above exclude the adjustment and issuance of RTSRs based on actual performance, which totaled approximately 13,000 RTSRs, resulting in lower shares issued upon vesting of the RTSRs than originally granted.

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock compensation expense	3,852	3,252
Capitalized stock compensation	(135)	(109)
Stock compensation expense, net	$3,717	$3,143

As of March 31, 2023, there was $15.2 million of total unrecognized compensation cost related to non-vested incentive awards which is expected to be recognized over weighted average period of 2.8 years.

We utilize the treasury stock method to calculate the impact on diluted earnings (loss) per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Calculation of net income (loss) per share:
Net income (loss)	$2,066	$(603)
Basic weighted average shares outstanding	50,291	50,146
Basic net income (loss) per share	$0.04	$(0.01)

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	50,291	50,146
Effect from dilutive shares and options outstanding	221	—
Diluted weighted average shares outstanding	50,512	50,146
Diluted net income (loss) per share	$0.04	$(0.01)
There were approximately 478,000 anti-dilutive equity awards outstanding during the three months ended March 31, 2023. There were approximately 147,000 potentially dilutive equity awards for the three months ended March 31, 2022; however, these securities were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's net loss for the period.

Note 11. Government Grants

During the first quarter of 2023, Shentel received an additional $9.8 million in newly awarded grants to strategically expand the Company's broadband network in order to provide broadband services to unserved residences. The additional grants consisted of $9.4 million awarded under the Connect Maryland Network Infrastructure Grant Program in Maryland, and $0.4 million under the Line Extension Advancement and Development program in West Virginia.

Note 12. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 7, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2026.

From time to time the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company’s management does not presently expect any litigation matters to have a material adverse impact on the Company's financial position, results of operations and cash flows.

Note 13. Segment Reporting

Shentel has presented Residential & SMB - Cable Markets and Residential & SMB - Glo Fiber Markets separately for the three months ended March 31, 2023. These revenues were previously reported in one line under the description “Residential & SMB”. Shentel has amended the presentation for the three months ended March 31, 2022 for comparability.

Three Months Ended March 31, 2023:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$44,756	$—	$—	$44,756
Residential & SMB - Glo Fiber Markets	7,003	—	—	7,003
Commercial Fiber	11,698	—	—	11,698
Tower lease	—	4,538	—	4,538
RLEC & Other	3,691	—	—	3,691
Service revenue and other	67,148	4,538	—	71,686
Intercompany revenue and other	55	38	(93)	—
Total revenue	67,203	4,576	(93)	71,686
Operating expenses
Cost of services	25,429	1,192	(54)	26,567
Selling, general and administrative	15,571	450	10,588	26,609
Depreciation and amortization	14,867	513	402	15,782
Total operating expenses	55,867	2,155	10,936	68,958
Operating income (loss)	$11,336	$2,421	$(11,029)	$2,728

Three Months Ended March 31, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$43,492	$—	$—	$43,492
Residential & SMB - Glo Fiber Markets	3,421	—	—	3,421
Commercial Fiber	9,062	—	—	9,062
Tower lease	—	4,746	—	4,746
RLEC & Other	3,689	—	—	3,689
Service revenue and other	59,664	4,746	—	64,410
Intercompany revenue and other	50	101	(147)	4
Total revenue	59,714	4,847	(147)	64,414
Operating expenses
Cost of services	25,168	1,292	(121)	26,339
Selling, general and administrative	13,489	318	9,964	23,771
Depreciation and amortization	12,876	484	1,324	14,684
Total operating expenses	51,533	2,094	11,167	64,794
Operating income (loss)	$8,181	$2,753	$(11,314)	$(380)

A reconciliation of the total of the reportable segments’ operating income (loss) to unaudited condensed consolidated income (loss) before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Total consolidated operating income (loss)	$2,728	$(380)
Other income (expense), net	1,117	(170)
Income (loss) before income taxes	$3,845	$(550)

The Company’s chief operating decision maker (CODM) does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments. Accordingly, total assets by segment are not provided.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position, operating results and cash flows, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 ("2022 Form 10-K").
The following management’s discussion and analysis should be read in conjunction with the Company’s 2022 Form 10-K, including the consolidated financial statements and related notes included therein.

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

Results of Operations

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Revenue	$71,686	100.0	$64,414	100.0	7,272	11.3
Operating expenses	68,958	96.2	64,794	100.6	4,164	6.4
Operating income (loss)	2,728	3.8	(380)	(0.6)	3,108	(817.9)

Other income (expense), net	1,117	1.6	(170)	(0.3)	1,287	(757.1)
Income (loss) before taxes	3,845	5.4	(550)	(0.9)	4,395	(799.1)
Income tax expense	1,779	2.5	53	0.1	1,726	3,256.6
Net income (loss)	$2,066	2.9	$(603)	(0.9)	2,669	(442.6)

Revenue
Revenue increased approximately $7.3 million, or 11.3%, during the three months ended March 31, 2023 compared with the three months ended March 31, 2022, primarily driven by growth of $7.5 million, or 12.5%, in the Broadband segment, partially offset by a decline of $0.3 million, or 5.6%, in the Tower segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses increased approximately $4.2 million, or 6.4%, for the three months ended March 31, 2023 compared with the three months ended March 31, 2022, driven by $4.3 million of incremental Broadband operating expenses, partially offset by $0.2 million of lower Corporate operating expenses.

Other income (expense), net
Other income (expense), net increased $1.3 million primarily due to sales taxes refunds received and interest income related to tax refunds during the three months ended March 31, 2023

Income tax (benefit) expense
For the three months ended March 31, 2023 the Company recognized an income tax expense of $1.8 million, compared with $0.1 million of income tax benefit for the three months ended March 31, 2022. The $1.7 million increase in income tax expense was driven by higher pre-tax income during the three months ended March 31, 2023.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via hybrid fiber coaxial cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by over 8,600 fiber route mile network.

The following table indicates selected operating statistics of our Broadband segment:

	March 31, 2023	March 31, 2022
Broadband homes and businesses passed (1)	377,348	305,053
Cable Markets	212,290	211,442
Glo Fiber Markets	165,058	93,611

Residential & Small and Medium Business ("SMB") RGUs:
Broadband Data	138,713	121,074
Cable Markets	109,920	107,291
Glo Fiber Markets	28,793	13,783
Video	45,660	49,163
Voice	40,135	36,042
Total Residential & SMB RGUs (excludes RLEC)	224,508	206,279

Residential & SMB Penetration (2)
Broadband Data	36.8%	39.7%
Cable Markets	51.8%	50.7%
Glo Fiber Markets	17.4%	14.7%
Video	12.1%	16.1%
Voice	11.2%	12.5%

Residential & SMB ARPU (3)
Broadband Data	$81.09	$80.11
Cable Markets	$82.83	$80.88
Glo Fiber Markets	$74.18	$74.33
Video	$105.51	$103.42
Voice	$25.25	$27.90

Fiber route miles	8,663	7,611
Total fiber miles (4)	709,123	564,097
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
(3)Average Revenue Per RGU calculation = (Residential & SMB Revenue) / average RGUs / 3 months
(4)Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Broadband results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Broadband operating revenue
Residential & SMB - Cable Markets (1)	$44,756	66.6	$43,492	72.8	1,264	2.9
Residential & SMB - Glo Fiber Markets (1)	7,003	10.4	3,421	5.7	3,582	104.7
Commercial Fiber	11,700	17.4	9,064	15.2	2,636	29.1
RLEC & Other	3,744	5.6	3,737	6.3	7	0.2
Total broadband revenue	67,203	100.0	59,714	100.0	7,489	12.5
Broadband operating expenses
Cost of services	25,429	37.8	25,168	42.1	261	1.0
Selling, general, and administrative	15,571	23.2	13,489	22.6	2,082	15.4
Depreciation and amortization	14,867	22.1	12,876	21.6	1,991	15.5
Total broadband operating expenses	55,867	83.1	51,533	86.3	4,334	8.4
Broadband operating income	$11,336	16.9	$8,181	13.7	3,155	38.6
_________________________________________
(1)Shentel has presented Residential & SMB - Cable Markets and Residential & SMB - Glo Fiber Markets separately for the three months ended March 31, 2023. These revenues were previously reported in one line under the description “Residential & SMB”. Shentel has amended the presentation for the three months ended March 31, 2022 for comparability.

Residential & SMB - Cable Markets revenue
Residential & SMB - Cable Markets revenue for the three months ended March 31, 2023 increased approximately $1.3 million, or 2.9%, compared with the three months ended March 31, 2022, primarily driven by 2.5% year-over-year growth in data RGUs and 2.4% increase in data ARPU driven by increased customer demand for higher speed data service.

Residential & SMB - Glo Fiber Markets revenue
Residential & SMB - Glo Fiber Markets revenue for the three months ended March 31, 2023 increased approximately $3.6 million, or 104.7%, compared with the three months ended March 31, 2022, primarily driven by 108.9% year-over-year growth in data RGUs driven by the Company's expansion of Glo Fiber.

Commercial Fiber revenue
Commercial Fiber revenue for the three months ended March 31, 2023 increased approximately $2.6 million, or 29.1%, compared with the three months ended March 31, 2022, primarily driven by $1.8 million in T-Mobile non-recurring early termination fees and $0.8 million in recurring revenue driven by 17.1% increase in connections. T-Mobile disconnected 188 backhaul circuits during the first quarter as part of their previously announced rationalization of the former Sprint network. The Company expects 174 additional backhaul disconnects in 2023 as part of the network rationalization.

Cost of services
Cost of services for the three months ended March 31, 2023, increased approximately $0.3 million, or 1.0%, compared with the three months ended March 31, 2022, primarily driven by higher costs associated with consumable materials and supplies, maintenance and rent, partially offset by lower medical costs.

Selling, general and administrative
Selling, general and administrative expense for the three months ended March 31, 2023, increased $2.1 million, or 15.4%, compared with the three months ended March 31, 2022, primarily driven by higher advertising costs associated with the Company's expansion of Glo Fiber and a change in strategy to drive more gross adds to low cost sales channels, higher information technology costs as a result of the Company's investment in upgraded systems, and higher operating taxes associated with increased network assets associated with the expansion of Glo Fiber.

Depreciation and amortization
Depreciation and amortization increased $2.0 million, or 15.5%, compared with the three months ended March 31, 2022, primarily as a result of the Company's expansion of its Glo Fiber network.

Tower

Our Tower segment owns cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

The following table indicates selected operating statistics of the Tower segment:

	March 31, 2023	March 31, 2022
Macro tower sites	222	223
Tenants	445	468
Average tenants per tower	2.0	2.1

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Tower results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Tower revenue	$4,576	100.0	$4,847	100.0	(271)	(5.6)
Tower operating expenses	2,155	47.1	2,094	43.2	61	2.9
Tower operating income	$2,421	52.9	$2,753	56.8	(332)	(12.1)

Revenue
Revenue decreased approximately $0.3 million, or 5.6%, for the three months ended March 31, 2023 compared with the three months ended March 31, 2022, primarily due to lower application fee revenue.

Operating expenses
Operating expenses for the three months ended March 31, 2023 were consistent with operating expenses for the three months ended March 31, 2022.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings under our Credit Agreement, dated July 1, 2021 (the "Credit Agreement").

In 2021, Congress passed the America Rescue Plan Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $81.2 million in grants to serve approximately 22,800 unserved homes in the states of Virginia, West Virginia and Maryland. The grants will be paid to the Company as certain milestones are completed. The Company expects to its fulfill its performance obligations during the period from 2023 to 2025.

As of March 31, 2023, our cash and cash equivalents totaled $48.4 million and the availability under our delayed draw term loans and revolving line of credit was $300.0 million, for total available liquidity of $348.4 million.

Operating activities generated approximately $48.3 million of cash during the three months ended March 31, 2023, representing an increase of $32.3 million compared with the prior year period, driven primarily by tax refunds received during the three months ended March 31, 2023 and changes in working capital.

Net cash used in investing activities increased $22.0 million during the three months ended March 31, 2023, compared with the three months ended March 31, 2022, due to a $22.0 million increase in capital expenditures as a result of higher spending in the Broadband segment to enable our Glo Fiber market expansion.

Net cash provided by financing activities was $23.6 million during the three months ended March 31, 2023, compared with net cash used in financing activities of $0.8 million for the three months ended March 31, 2022. The change was primarily due to $25.0 million borrowed under the Company's team loans during the three months ended March 31, 2023, partially offset by increases in cash paid for taxes associated with equity award issuances.

The Company has received approximately $28.6 million in cash refunds for income and sales taxes during the three months ended March 31, 2023.

Indebtedness: During the three months ended March 31, 2023, we borrowed $12.5 million under each of the delayed draw term loan facilities available under the Credit Agreement for a total of $25.0 million. The commitments of the lenders under the Credit Agreement to make these term loans to us expire on June 30, 2023. After this date, we will not be able to borrow any undrawn portion of the term loan commitments. We expect to borrow the remaining $200.0 million available under these term loans by June 2023 to fund planned capital expenditures to continue our Glo Fiber network expansion. As of March 31, 2023, the Company’s indebtedness totaled approximately $100.0 million, net of unamortized loan fees of $43.0 thousand, with an annualized overall weighted average effective interest rate of approximately 7.08%.

The Company will be required to commence making principal repayments of these term loans on September 30, 2023. The amount of these principal repayments is calculated as a percentage of the principal amount of the Term Loans outstanding. Based on the principal amounts outstanding as of March 31, 2023, (i) the first term loan will require quarterly principal repayments of $0.3 million from September 30, 2023 through June 30, 2024, then increasing to $0.6 million quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026, and (ii) the second term loan will require quarterly principal repayments of $0.1 million through March 31, 2028, with the remaining balance due June 30, 2028. These repayment amounts, as well as our interest expense, will increase to the extent we borrow any of the remaining $200.0 million available under the term loans by the borrowing deadline as we expect.

Refer to Note 8, Debt, for more information about the Company's Credit Facility.

As of March 31, 2023, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flow from operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the first quarter of 2023, our capital expenditures of $67.7 million exceeded our cash flow provided from continuing operations by $19.3 million, and we expect our capital expenditures will continue to exceed the cash flow provided from operations through 2025, as we expand our Glo Fiber broadband network to potentially reach over 450,000 passings. During 2023, we anticipate funding up to $320.0 million in capital expenditures related to continuing our Glo Fiber network expansion with net cash provided by operating activities, proceeds from our delayed draw term loans and government grants.

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

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in Part II, Item 8 of our 2022 Form 10-K for the year ended December 31, 2022.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have borrowed a total of $100 million pursuant to the variable rate delayed draw term loans available under the Credit Agreement, and we expect to continue to borrow under our Credit Agreement as needed to fund the Company's future capital expenditures. We expect to draw an additional $200.0 million against the Credit Agreement by June 2023. Fluctuations in interest rates on future borrowings could result in increased market risk.

As of March 31, 2023, the Company had $100.0 million of gross variable rate debt outstanding, bearing interest at an annualized weighted average effective rate of 7.08%. An increase in market interest rates of 1.00% would add approximately $1.0 million to annual interest expense.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2023. Our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of March 31, 2023, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended March 31, 2023, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	60	$19.31
March 1 to March 31	—	$—
Total	60

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in Inline XBRL (Extensible Business Reporting Language)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Date: April 28, 2023