Form 10-Q
period 2023-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2023-08-02
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	50,263,953
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on July 26, 2023)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$26,304	$44,061
Accounts receivable, net of allowance for doubtful accounts of $726 and $776, respectively	15,344	20,615
Income taxes receivable	4,647	29,755
Prepaid expenses and other	12,874	11,509
Current assets held for sale	19,742	22,622
Total current assets	78,911	128,562
Investments	13,016	12,971
Property, plant and equipment, net	786,446	687,553
Goodwill and intangible assets, net	81,270	81,515
Operating lease right-of-use assets	52,258	53,859
Deferred charges and other assets	15,557	13,259
Total assets	$1,027,458	$977,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$1,056	$648
Accounts payable	41,238	49,173
Advanced billings and customer deposits	12,359	12,425
Accrued compensation	7,532	9,616
Current operating lease liabilities	3,076	2,829
Accrued liabilities and other	12,766	17,906
Current liabilities held for sale	3,804	3,824
Total current liabilities	81,831	96,421
Long-term debt, less current maturities, net of unamortized loan fees	123,795	74,306
Other long-term liabilities:
Deferred income taxes	87,830	84,600
Asset retirement obligations	10,187	9,932
Benefit plan obligations	4,035	3,758
Non-current operating lease liabilities	49,872	50,477
Other liabilities	20,483	20,218
Total other long-term liabilities	172,407	168,985
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 50,264 and 50,110 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	62,888	57,453
Retained earnings	584,410	580,554
Accumulated other comprehensive income, net of taxes	2,127	—
Total shareholders’ equity	649,425	638,007
Total liabilities and shareholders’ equity	$1,027,458	$977,719

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service revenue and other	$71,341	$66,021	$143,027	$130,435
Operating expenses:
Cost of services exclusive of depreciation and amortization	26,076	26,756	52,643	53,095
Selling, general and administrative	25,691	23,090	52,300	46,925
Restructuring expense	—	454	—	390
Impairment expense	836	4,068	1,020	4,407
Depreciation and amortization	16,369	14,790	31,967	29,135
Total operating expenses	68,972	69,158	137,930	133,952
Operating income (loss)	2,369	(3,137)	5,097	(3,517)
Other income (expense):
Other income (expense), net	177	(589)	1,294	(759)
Income (loss) before income taxes	2,546	(3,726)	6,391	(4,276)
Income tax expense (benefit)	756	(501)	2,535	(448)
Net income (loss)	$1,790	$(3,225)	$3,856	$(3,828)

Other comprehensive income:
Unrealized income on interest rate hedge, net of tax	2,127	—	2,127	—
Comprehensive income (loss)	$3,917	$(3,225)	$5,983	$(3,828)

Net income (loss) per share, basic and diluted:
Basic net income (loss) per share	$0.04	$(0.06)	$0.08	$(0.08)

Diluted net income (loss) per share	$0.04	$(0.06)	$0.08	$(0.08)

Weighted average shares outstanding, basic	50,366	50,157	50,330	50,133
Weighted average shares outstanding, diluted	50,693	50,157	50,569	50,133

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2023	50,247	$60,160	$582,620	$—	$642,780
Net income	—	—	1,790	—	1,790
Stock-based compensation	24	2,878	—	—	2,878
Common stock issued	—	11	—	—	11
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(7)	(161)	—	—	(161)
Other comprehensive income, net of tax	—	—	—	2,127	2,127
Balance, June 30, 2023	50,264	$62,888	$584,410	$2,127	$649,425

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	50,110	$57,453	$580,554	$—	$638,007
Net income	—	—	3,856	—	3,856
Stock-based compensation	220	6,730	—	—	6,730
Common stock issued	1	22	—	—	22
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(67)	(1,317)	—	—	(1,317)
Other comprehensive income, net of tax	—	—	—	2,127	2,127
Balance, June 30, 2023	50,264	$62,888	$584,410	$2,127	$649,425

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2022	50,049	$52,008	$592,321	$—	$644,329
Net loss	—	—	(3,225)	—	(3,225)
Stock-based compensation	41	2,557	—	—	2,557
Common stock issued	—	8	—	—	8
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(13)	(299)	—	—	(299)
Balance, June 30, 2022	50,077	$54,274	$589,096	$—	$643,370

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	49,965	$49,351	$592,924	$—	$642,275
Net loss	—	—	(3,828)	—	(3,828)
Stock-based compensation	151	5,809	—	—	5,809
Common stock issued	1	16	—	—	16
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(40)	(902)	—	—	(902)
Balance, June 30, 2022	50,077	$54,274	$589,096	$—	$643,370

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,856	$(3,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,967	29,135
Stock-based compensation expense, net of amount capitalized	6,320	5,528
Impairment expense	1,020	4,407
Deferred income taxes	2,491	(392)
Other, net	1,118	1,985
Changes in assets and liabilities:
Accounts receivable	4,499	4,430
Current income taxes	25,108	—
Operating lease assets and liabilities, net	408	414
Other assets	1,937	(1,902)
Accounts payable	(3,012)	127
Other deferrals and accruals	(5,912)	(1,180)
Net cash provided by operating activities	69,800	38,724

Cash flows from investing activities:
Capital expenditures	(136,158)	(88,706)
Proceeds from sale of assets and other	508	279
Net cash used in investing activities	(135,650)	(88,427)

Cash flows from financing activities:
Proceeds from credit facility borrowings	50,000	—
Payments for debt issuance costs	(300)	—
Taxes paid for equity award issuances	(1,317)	(835)
Payments for financing arrangements and other	(290)	(471)
Net cash provided by (used in) financing activities	48,093	(1,306)
Net decrease in cash and cash equivalents	(17,757)	(51,009)
Cash and cash equivalents, beginning of period	44,061	84,344
Cash and cash equivalents, end of period	$26,304	$33,335

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,111	$—
Income tax refunds received, net	$25,481	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis we evaluate significant estimates and assumptions, including, but not limited to, revenue recognition, stock-based compensation, estimated useful lives of assets, impairment of goodwill and indefinite-lived intangible assets, intangible assets subject to amortization, the computation of income taxes and the fair value of interest rate swaps. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Adoption of New Accounting Standards

There have been no material developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s unaudited condensed consolidated financial statements and note disclosures from those disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, that would be expected to impact the Company.

Note 2. Revenue from Contracts with Customers
Contract Assets

The Company’s contract assets primarily include commissions incurred to acquire contracts with customers. The Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period which is approximately six years. The Company’s current contract assets are included in prepaid expenses and other and the Company’s non-current contract assets are included in deferred charges and other assets in its unaudited condensed consolidated balance sheets. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

The following tables present the activity of current and non-current contract assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning Balance	$8,756	$8,303	$8,646	$8,147
Commission payments	793	1,309	1,684	1,647
Contract asset amortization	(807)	(1,185)	(1,588)	(1,367)
Ending Balance	$8,742	$8,427	$8,742	$8,427

Contract Liabilities

The Company’s contract liabilities include services that are billed in advance and recorded as deferred revenue, as well as installation fees that are charged upfront without transfer of commensurate goods or services to the customer. The Company’s current contract liabilities are included in advanced billings and customer deposits and the Company’s non-current contract liabilities are included in other liabilities in its unaudited condensed consolidated balance sheets. Shentel’s current contract liability balances were $9.4 million and $9.5 million as of June 30, 2023 and December 31, 2022, respectively, and Shentel’s non-current contract liability balances were $1.3 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively. Shentel expects its current contract liability balances to be recognized within revenues during the twelve-month periods following the respective balance sheet dates and its non-current contract liability balances to be recognized within revenues after the twelve-month periods following the respective balance sheet dates.

Refer to Note 14, Segment Reporting, for a summary of the Company’s revenue streams.

Note 3. Investments

Investments consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
SERP investments at fair value	$2,116	$1,889
Cost method investments	10,645	10,749
Equity method investments	255	333
Total investments	$13,016	$12,971

SERP Investments at Fair Value: The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy. Changes to the investments' fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense.

Cost Method Investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $10.0 million at both June 30, 2023 and December 31, 2022, respectively. We recognized approximately $0.2 million and $0.1 million of patronage income in other income (expense) for the three months ended June 30, 2023 and 2022, respectively, and approximately $0.3 million and $0.2 million during the six months ended June 30, 2023 and 2022, respectively. The Company expects that approximately 88% of the patronage distributions will be collected in cash and 12% in equity in 2023.

Equity Method Investments: At December 31, 2022, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). ValleyNet has ceased operations and is in the process of being dissolved. In April 2023, Shentel received a payment of $0.1 million, representing Shentel’s remaining capital in the partnership, and the investment balance was derecognized from Shentel’s unaudited condensed consolidated balance sheets. Prior to the commencement of dissolution proceedings, the Company and ValleyNet purchased capacity on one another’s fiber network, through related party transactions.

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

($ in thousands)	Estimated Useful Lives	June 30, 2023	December 31, 2022
Land		$3,722	$3,722
Land improvements	10 years	3,483	3,483
Buildings and structures	10 - 45 years	96,175	93,461
Cable and fiber	15 - 30 years	682,218	593,771
Equipment and software	4 - 8 years	333,821	317,347
Plant in service		1,119,419	1,011,784
Plant under construction		163,610	144,534
Total property, plant and equipment		1,283,029	1,156,318
Less: accumulated depreciation and amortization		(496,583)	(468,765)
Property, plant and equipment, net		$786,446	$687,553

Property, plant and equipment, net increases were primarily attributable to capital expenditures in the Broadband segment due to expansion of Glo Fiber assets and market expansion. The Company’s accounts payable as of June 30, 2023 and December 31, 2022 included amounts associated with capital expenditures of approximately $38.9 million and $43.8 million, respectively. Depreciation and amortization expense was $16.2 million and $14.6 million during the three months ended June 30, 2023 and 2022, respectively, and $31.7 million and $28.7 million during the six months ended June 30, 2023 and 2022, respectively.

On August 23, 2022, the Company entered into a definitive asset purchase agreement (the “Spectrum Purchase Agreement”) with a wireless carrier pursuant to which the Company agreed to sell certain Federal Communications Commission (“FCC”) spectrum licenses and leases previously utilized in the Company’s Beam branded fixed wireless service for total consideration of approximately $21.1 million, composed of $17.3 million cash and approximately $3.8 million of liabilities to be assumed by the wireless carrier (the “Spectrum Transaction”). The Spectrum Transaction closed on July 6, 2023.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	76,597	—	76,597	76,597	—	76,597

Finite-lived intangibles:
Subscriber relationships	28,425	(27,140)	1,285	28,425	(26,910)	1,515
Other intangibles	488	(344)	144	488	(329)	159
Total finite-lived intangibles	28,913	(27,484)	1,429	28,913	(27,239)	1,674
Total goodwill and intangible assets	$108,754	$(27,484)	$81,270	$108,754	$(27,239)	$81,515

Amortization expense was $0.1 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively.

As described in Note 4, Property, Plant and Equipment, the Company entered into the Spectrum Purchase Agreement to sell FCC spectrum licenses associated with Beam. As a result of the expected sale, the Company concluded that the FCC spectrum licenses met the held for sale criteria; accordingly, $13.8 million of indefinite-lived licenses and $5.9 million of finite-lived licenses are presented as held for sale, along with the corresponding $3.8 million of operating lease liabilities related to the finite-lived licenses, as of June 30, 2023 and December 31, 2022. The Company evaluated the events described here and in Note 4, Property, Plant and Equipment and determined that these events do not represent a strategic shift in the Company’s business.

Note 6. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	June 30, 2023	December 31, 2022
Prepaid maintenance expenses	$6,830	$7,444
Broadband contract acquisition costs	3,026	2,809
Other	3,018	1,256
Prepaid expenses and other	$12,874	$11,509

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	June 30, 2023	December 31, 2022
Broadband contract acquisition costs	$5,716	$5,837
Interest rate swaps	2,438	—
Prepaid expenses and other	7,403	7,422
Deferred charges and other assets	$15,557	$13,259

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued programming costs	$3,142	$3,306
Pension plan	—	3,341
Other current liabilities	9,624	11,259
Accrued liabilities and other	$12,766	$17,906

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	June 30, 2023	December 31, 2022
Noncurrent portion of deferred lease revenue	$18,788	$18,679
Noncurrent portion of financing leases	1,414	1,500
Other	281	39
Other liabilities	$20,483	$20,218

In 2021, Shentel’s Board of Directors adopted a resolution to terminate its pension plan. The Company terminated the pension plan and all benefits were distributed in June 2023 through the combination of lump sum payments and the purchase of non-participating annuity contracts at the option of the pension plan participants. The Company made an additional $2.9 million contribution from its cash balance as a result of the settlement and recognized a settlement gain of $0.7 million in other income (expense).

Note 7. Leases

The Company leases various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores, and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2023	2022	2023	2022
Finance lease cost
Amortization of leased assets	Depreciation	$119	$119	$238	$238
Interest on lease liabilities	Interest expense	19	21	39	42
Operating lease cost	Operating expense[1]	1,762	2,999	3,605	5,662
Lease cost		$1,901	$3,139	$3,883	$5,942
_________________________________________
(1)Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of June 30, 2023:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$2,534	$55	$2,589
2024	5,750	178	5,928
2025	5,421	180	5,601
2026	4,601	153	4,754
2027	3,750	155	3,905
2028 and thereafter	64,996	1,359	66,355
Total lease payments	87,052	2,080	89,132
Less: Interest	(34,104)	(565)	(34,669)
Present value of lease liabilities	$52,948	$1,515	$54,463

Other information related to operating and finance leases was as follows:

	June 30, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (years)	19.4	20.0
Weighted average discount rate	4.8%	4.5%
Finance leases
Weighted average remaining lease term (years)	12.8	13.9
Weighted average discount rate	5.2%	5.2%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cash paid for operating lease liabilities	$1,497	$1,511	$3,181	$3,103
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	456	430	1,721	2,070

The Company recognized $4.7 million and $4.4 million of operating lease revenue for the three months ended June 30, 2023 and 2022, respectively, and $9.2 million and $9.8 million of operating lease revenue for the six months ended June 30, 2023 and 2022, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service revenue and other in the unaudited condensed consolidated statements of comprehensive income (loss). Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place as of June 30, 2023:

(in thousands)	Operating Leases
2023	$8,093
2024	15,110
2025	14,006
2026	10,941
2027	9,425
2028 and thereafter	22,794
Total	$80,369

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

(in thousands)	June 30, 2023	December 31, 2022
Term loan A-1	$62,500	$37,500
Term loan A-2	62,500	37,500
Total debt	125,000	75,000
Less: unamortized loan fees	(149)	(46)
Total debt, net of unamortized loan fees	$124,851	$74,954

In May 2023, Shentel amended the Credit Agreement resulting in (a) a change of the floating index rate from the one-month term London Inter-Bank Offered Rate (“LIBOR”) to the one-month term Secured Overnight Financing Rate (“SOFR”), (b) an extension of the borrowing deadline under the Term Loans from June 30, 2023 to December 31, 2023, and (c) an extension of the first principal repayment date for the Term Loans from September 30, 2023 to March 31, 2024. Management evaluated the amendment and concluded that the amendment event represents a modification of the existing Credit Agreement; therefore, modification accounting was applied.

Both Term Loan A-1 and Term Loan A-2 bore interest at one-month LIBOR plus a margin of 1.50% until May 2023 and now bear interest at one-month term SOFR plus a margin of 1.50%. The margin of 1.50% is variable and determined by the Company’s net leverage ratio. The interest rate was 6.64% and 5.89% at June 30, 2023 and December 31, 2022, respectively. The Company’s cash payments for interest were $1.8 million during the three months ended June 30, 2023 and $3.1 million during the six months ended June 30, 2023. Shentel had no debt outstanding during the three and six months ended June 30, 2022; therefore, the Company made no interest payments during the three and six months ended June 30, 2022. Shentel is charged commitment fees on unutilized portions of its Revolver and Term Loans. The Company recorded $0.1 million and $0.2 million related to these fees for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.4 million related to these fees for the six months ended June 30, 2023 and 2022, respectively, which is included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss).

The Credit Agreement contains a borrowing deadline of December 31, 2023, after which the Company will not be able to borrow against the undrawn portion of the Term Loans.

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance. Based on the outstanding balance as of June 30, 2023, Term Loan A-1 requires quarterly principal repayments of $0.4 million from March 31, 2024 through June 30, 2024; then increasing to $0.8 million quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026. Based on the outstanding balance as of June 30, 2023, Term Loan A-2 requires quarterly principal repayments of $0.2 million from March 31, 2024 through March 31, 2028, with the remaining balance due June 30, 2028.

The following table summarizes the expected payments of Shentel’s outstanding borrowings as of June 30, 2023:

(in thousands)	Amount
2023	$—
2024	2,969
2025	3,750
2026	57,656
2027	625
2028	60,000
Total	$125,000

The Credit Agreement is fully secured by a pledge and unconditional guarantee from the Company and all of its subsidiaries, except Shenandoah Telephone Company. This provides the lenders a security interest in substantially all of the assets of the Company.

Note 9. Derivatives and Hedging

During the second quarter of 2023, Shentel entered into pay fixed (2.90%), receive variable (one-month term SOFR) interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms beginning in May 2024, which extend through their maturity dates in June 2026. The Swaps are designated as a cash flow hedge, representing 50% of the Company’s expected outstanding debt (including expected future borrowings under the Term Loans). The Company uses the Swaps to manage its exposure to interest rate risk for its long-term variable-rate Term Loans.

The table below presents the fair value of the Swaps as well as their classification in the unaudited condensed consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	June 30, 2023
Balance sheet line item of derivative financial instruments:
Prepaid expenses and other	$428
Deferred charges and other assets	2,438
Total derivatives designated as hedging instruments	$2,866

The hedge was determined to be highly effective and therefore all change in the fair value of the swaps was recognized through other comprehensive income. The Company recognized $2.1 million of unrealized gains, net of deferred taxes totaling $0.7 million, for the three and six months ended June 30, 2023. Since the Company did not have outstanding interest rate swaps in the prior year period, there were no gains or losses recorded for the three or six months ended June 30, 2022. Shentel expects to begin reclassifying amounts related to the Swaps from accumulated other comprehensive income to interest expense in May 2024, when the payment period of the Swaps, and thus the period containing the hedged transactions, begins.

Note 10. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of June 30, 2023. The Company’s income tax returns are generally open to examination from 2019 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three and six months ended June 30, 2023 and 2022, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Expected tax expense (benefit) at federal statutory	$535	$(783)	$1,342	$(898)
State income tax expense (benefit), net of federal tax effect	134	(181)	344	(213)
Excess tax deficiency from share-based compensation and other expense, net	87	463	849	663
Income tax expense (benefit)	$756	$(501)	$2,535	$(448)

The Company received $25.6 million in cash refunds for income taxes for the six months ended June 30, 2023. The Company made $0.1 million in cash payments for income taxes for the six months ended June 30, 2022.

Note 11. Stock Compensation and Earnings (Loss) per Share

The Company granted approximately 385,000 restricted stock units (“RSUs”) at a weighted average grant price of $19.05 to employees and directors during the six months ended June 30, 2023. Approximately 190,000 RSUs with a weighted average grant price of $25.01 vested and 8,000 RSUs with a weighted average grant price of $21.64 were forfeited during the six months ended June 30, 2023. The total fair value of RSUs vested was $4.8 million during the six months ended June 30, 2023. Approximately 837,000 RSUs with a weighted average grant price of $21.64 remained outstanding as of June 30, 2023.

The Company granted approximately 134,000 Relative Total Shareholder Return RSUs (“RTSRs”) awards at a weighted average grant price of $23.64 to employees during the six months ended June 30, 2023. Approximately 30,000 RTSRs with a weighted average grant price of $56.32 vested and no RTSRs were forfeited during the six months ended June 30, 2023. The total fair value of RTSRs vested was $1.1 million during the six months ended June 30, 2023. Approximately 293,000 RTSRs with a weighted average grant price of $25.80 remained outstanding as of June 30, 2023. The amount of RTSRs issued are determined on the vesting date based upon the Company’s stock performance compared to a group of peer companies. The vested amounts above exclude the vesting date adjustment and issuance of RTSRs based on actual performance, which totaled approximately 13,000 RTSRs, resulting in lower shares issued upon vesting of the RTSRs than originally granted.

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock compensation expense	2,878	2,557	6,730	5,809
Capitalized stock compensation	(275)	(172)	(410)	(281)
Stock compensation expense, net	$2,603	$2,385	$6,320	$5,528

As of June 30, 2023, there was $13.2 million of total unrecognized compensation cost related to non-vested incentive awards which is expected to be recognized over weighted average period of 2.5 years.

We utilize the treasury stock method to calculate the impact on diluted earnings (loss) per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Calculation of net income (loss) per share:
Net income (loss)	$1,790	$(3,225)	$3,856	$(3,828)
Basic weighted average shares outstanding	50,366	50,157	50,330	50,133
Basic net income (loss) per share	$0.04	$(0.06)	$0.08	$(0.08)

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	50,366	50,157	50,330	50,133
Effect from dilutive shares and options outstanding	327	—	239	—
Diluted weighted average shares outstanding	50,693	50,157	50,569	50,133
Diluted net income (loss) per share	$0.04	$(0.06)	$0.08	$(0.08)
There were approximately 119,000 and 411,000 anti-dilutive equity awards outstanding during the three and six months ended June 30, 2023, respectively. There were approximately 212,000 and 155,000 potentially dilutive equity awards for the three and six months ended June 30, 2022; however, these securities were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company’s net loss for the periods.

Note 12. Government Grants

During the six months ended June 30, 2023, Shentel was awarded an additional $16.1 million in new grants to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences. The additional grants consisted of $9.4 million awarded under the Connect Maryland Network Infrastructure Grant Program in Maryland, $6.3 million awarded under the Virginia Telecommunications Initiative in Virginia, and $0.4 million under the Line Extension Advancement and Development program in West Virginia. The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. The Company has not recognized any material amounts under these programs as of June 30, 2023 and December 31, 2022.

Note 13. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 7, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2026.

From time to time the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company’s management does not presently expect any litigation matters to have a material adverse impact on the Company’s financial position, results of operations and cash flows.

Note 14. Segment Reporting

Shentel has presented Residential & SMB - Cable Markets and Residential & SMB - Glo Fiber Markets separately for the three and six months ended June 30, 2023. These revenues were previously reported in one line under the description “Residential & SMB”. Shentel has amended the presentation for the three and six months ended June 30, 2022 for comparability.

Three Months Ended June 30, 2023:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$44,403	$—	$—	$44,403
Residential & SMB - Glo Fiber Markets	8,164	—	—	8,164
Commercial Fiber	10,253	—	—	10,253
Tower lease	—	4,715	—	4,715
RLEC & Other	3,806	—	—	3,806
Service revenue and other	66,626	4,715	—	71,341
Intercompany revenue and other	51	38	(89)	—
Total revenue	66,677	4,753	(89)	71,341
Operating expenses
Cost of services	24,752	1,379	(55)	26,076
Selling, general and administrative	15,924	349	9,418	25,691
Impairment expense	836	—	—	836
Depreciation and amortization	15,490	538	341	16,369
Total operating expenses	57,002	2,266	9,704	68,972
Operating income (loss)	$9,675	$2,487	$(9,793)	$2,369

Three Months Ended June 30, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$43,843	$—	$—	$43,843
Residential & SMB - Glo Fiber Markets	4,056	—	—	4,056
Commercial Fiber	9,340	—	—	9,340
Tower lease	—	4,615	—	4,615
RLEC & Other	4,124	—	—	4,124
Service revenue and other	61,363	4,615	—	65,978
Intercompany revenue and other	49	87	(93)	43
Total revenue	61,412	4,702	(93)	66,021
Operating expenses
Cost of services	25,440	1,378	(62)	26,756
Selling, general and administrative	13,958	406	8,726	23,090
Restructuring expense	443	—	11	454
Impairment expense	4,068	—	—	4,068
Depreciation and amortization	13,396	633	761	14,790
Total operating expenses	57,305	2,417	9,436	69,158
Operating income (loss)	$4,107	$2,285	$(9,529)	$(3,137)

Six Months Ended June 30, 2023:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$89,159	$—	$—	$89,159
Residential & SMB - Glo Fiber Markets	15,167	—	—	15,167
Commercial Fiber	21,951	—	—	21,951
Tower lease	—	9,253	—	9,253
RLEC & Other	7,497	—	—	7,497
Service revenue and other	133,774	9,253	—	143,027
Intercompany revenue and other	106	76	(182)	—
Total revenue	133,880	9,329	(182)	143,027
Operating expenses
Cost of services	50,181	2,571	(109)	52,643
Selling, general and administrative	31,495	799	20,006	52,300
Impairment expense	1,020	—	—	1,020
Depreciation and amortization	30,173	1,051	743	31,967
Total operating expenses	112,869	4,421	20,640	137,930
Operating income (loss)	$21,011	$4,908	$(20,822)	$5,097

Six Months Ended June 30, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$87,336	$—	$—	$87,336
Residential & SMB - Glo Fiber Markets	7,476	—	—	7,476
Commercial Fiber	18,402	—	—	18,402
Tower lease	—	9,361	—	9,361
RLEC & Other	7,813	—	—	7,813
Service revenue and other	121,027	9,361	—	130,388
Intercompany revenue and other	99	188	(240)	47
Total revenue	121,126	9,549	(240)	130,435
Operating expenses
Cost of services	50,608	2,670	(183)	53,095
Selling, general and administrative	27,430	724	18,771	46,925
Restructuring expense	460	—	(70)	390
Impairment expense	4,407	—	—	4,407
Depreciation and amortization	25,933	1,117	2,085	29,135
Total operating expenses	108,838	4,511	20,603	133,952
Operating income (loss)	$12,288	$5,038	$(20,843)	$(3,517)

A reconciliation of the total of the reportable segments’ operating income (loss) to unaudited condensed consolidated income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total consolidated operating income (loss)	$2,369	$(3,137)	$5,097	$(3,517)
Other income (expense), net	177	(589)	1,294	(759)
Income (loss) before income taxes	$2,546	$(3,726)	$6,391	$(4,276)

The Company’s chief operating decision maker (CODM) does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments. Accordingly, total assets by segment are not provided.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position, operating results and cash flows, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 (“2022 Form 10-K”).
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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is organized around our reportable segments. Refer to Note 14, Segment Reporting, in our unaudited condensed consolidated financial statements for additional information.

Second Quarter of 2023 Developments

Debt amendment:
In May 2023, Shentel amended the Credit Agreement resulting in (a) a change of the floating index rate from the one-month term London Inter-Bank Offered Rate to the one-month term Secured Overnight Financing Rate, (b) an extension of the borrowing deadline under the Term Loans from June 30, 2023 to December 31, 2023, and (c) an extension of the first principal repayment date for the Term Loans from September 30, 2023 to March 31, 2024.

Hedging arrangements:
In May 2023, Shentel entered into pay fixed, receive variable interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms beginning in May 2024, which extend through their maturity dates in June 2026. The Swaps are designated as a cash flow hedge, representing 50% of the Company’s expected outstanding debt (including expected future borrowings under the Term Loans). The Company uses the Swaps to manage its exposure to interest rate risk for its long-term variable-rate Term Loans.

Pension plan termination:
In 2021, Shentel’s Board of Directors adopted a resolution to terminate its pension plan. The Company terminated the pension plan and all benefits were distributed in June 2023 through the combination of lump sum payments and the purchase of non-participating annuity contracts at the option of the pension plan participants. The Company made an additional $2.9 million contribution from its cash balance as a result of the settlement and recognized a settlement gain of $0.7 million in other income (expense).

Results of Operations

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Revenue	$71,341	100.0	$66,021	100.0	5,320	8.1
Operating expenses	68,972	96.7	69,158	104.8	(186)	(0.3)
Operating income (loss)	2,369	3.3	(3,137)	(4.8)	5,506	175.5

Other income (expense), net	177	0.2	(589)	(0.9)	766	(130.1)
Income (loss) before taxes	2,546	3.6	(3,726)	(5.6)	6,272	168.3
Income tax expense	756	1.1	(501)	(0.8)	1,257	250.9
Net income (loss)	$1,790	2.5	$(3,225)	(4.9)	5,015	(155.5)

Revenue
Revenue increased approximately $5.3 million, or 8.1%, during the three months ended June 30, 2023 compared with the three months ended June 30, 2022, primarily driven by growth of $5.3 million, or 8.6%, in the Broadband segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses decreased approximately $0.2 million, or 0.3%, for the three months ended June 30, 2023 compared with the three months ended June 30, 2022, primarily driven by $0.3 million and $0.2 million of lower Broadband and Tower operating expenses, respectively, partially offset by $0.3 million of incremental Corporate operating expenses.

Other income (expense), net
Other income, net increased $0.8 million, or 130.1%, for the three months ended June 30, 2023 compared with the three months ended June 30, 2022, primarily driven by a pension settlement gain resulting from the termination of Shentel’s pension plan in June 2023.

Income tax (benefit) expense
The Company recognized $0.8 million of income tax expense for the three months ended June 30, 2023, compared with $0.5 million of income tax benefit for the three months ended June 30, 2022. The $1.3 million increase in income tax expense was driven by higher pre-tax income during the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

The Company’s consolidated results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Revenue	$143,027	100.0	$130,435	100.0	12,592	9.7
Operating expenses	137,930	96.4	133,952	102.7	3,978	3.0
Operating income (loss)	5,097	3.6	(3,517)	(2.7)	8,614	(244.9)

Other income (expense), net	1,294	0.9	(759)	(0.6)	2,053	(270.5)
Income (loss) before taxes	6,391	4.5	(4,276)	(3.3)	10,667	(249.5)
Income tax expense	2,535	1.8	(448)	(0.3)	2,983	665.8
Net income (loss)	$3,856	2.7	$(3,828)	(2.9)	7,684	(200.7)

Revenue
Revenue increased approximately $12.6 million, or 9.7%, during the six months ended June 30, 2023 compared with the six months ended June 30, 2022, primarily driven by growth of $12.8 million, or 10.5%, in the Broadband segment, partially offset by a decline of $0.2 million, or 2.3%, in the Tower segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses increased approximately $4.0 million, or 3.0%, for the six months ended June 30, 2023 compared with the six months ended June 30, 2022, primarily driven by $4.0 million of incremental Broadband operating expenses.

Other income (expense), net
Other income, net increased $2.1 million, or 270.5%, for the six months ended June 30, 2023 compared with the six months ended June 30, 2022, primarily driven by sales taxes refunds received and interest income related to tax refunds during the six months ended June 30, 2023, as well as a pension settlement gain resulting from the termination of Shentel’s pension plan in June 2023.

Income tax (benefit) expense
The Company recognized $2.5 million of income tax expense for the six months ended June 30, 2023, compared with $0.4 million of income tax benefit for the six months ended June 30, 2022. The $3.0 million increase in income tax expense was driven by higher pre-tax income during the six months ended June 30, 2023.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via hybrid fiber coaxial cable under the brand name of Shentel, and fiber optics under the brand name of Glo Fiber. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by over 9,000 route miles of fiber.

The following table indicates selected operating statistics of our Broadband segment:

	June 30, 2023	June 30, 2022
Broadband homes and businesses passed (1)	396,035	324,186
Cable Markets	213,188	211,681
Glo Fiber Markets	182,847	112,505

Residential & Small and Medium Business ("SMB") RGUs:
Broadband Data	142,247	125,003
Cable Markets	109,404	107,878
Glo Fiber Markets	32,843	17,125
Video	44,800	49,027
Voice	40,313	39,535
Total Residential & SMB RGUs (excludes RLEC)	227,360	213,565

Residential & SMB Penetration (2)
Broadband Data	35.9%	38.6%
Cable Markets	51.3%	51.0%
Glo Fiber Markets	18.0%	15.2%
Video	11.3%	15.1%
Voice	10.7%	12.9%

Residential & SMB ARPU (3)
Broadband Data	$81.03	$79.94
Cable Markets	$82.55	$80.82
Glo Fiber Markets	$75.63	$74.49
Video	$106.21	$103.16
Voice	$25.35	$25.95

Fiber route miles	9,082	7,906
Total fiber miles (4)	767,173	589,923
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
(3)Average Revenue Per RGU calculation = (Residential & SMB Revenue) / average RGUs / 3 months.
(4)Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

Broadband results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Broadband operating revenue
Residential & SMB - Cable Markets (1)	$44,403	66.6	$43,843	71.4	560	1.3
Residential & SMB - Glo Fiber Markets (1)	8,164	12.2	4,056	6.6	4,108	101.3
Commercial Fiber	10,255	15.4	9,343	15.2	912	9.8
RLEC & Other	3,855	5.8	4,170	6.8	(315)	(7.6)
Total broadband revenue	66,677	100.0	61,412	100.0	5,265	8.6
Broadband operating expenses
Cost of services	24,752	37.1	25,440	41.4	(688)	(2.7)
Selling, general, and administrative	15,924	23.9	13,958	22.7	1,966	14.1
Restructuring expense	—	—	443	0.7	(443)	(100.0)
Impairment expense	836	1.3	4,068	6.6	(3,232)	(79.4)
Depreciation and amortization	15,490	23.2	13,396	21.8	2,094	15.6
Total broadband operating expenses	57,002	85.5	57,305	93.3	(303)	(0.5)
Broadband operating income	$9,675	14.5	$4,107	6.7	5,568	135.6
_________________________________________
(1)Shentel has presented Residential & SMB - Cable Markets and Residential & SMB - Glo Fiber Markets separately for the three months ended June 30, 2023. These revenues were previously reported in one line under the description “Residential & SMB”. Shentel has amended the presentation for the three months ended June 30, 2022 for comparability.

Residential & SMB - Cable Markets revenue
Residential & SMB - Cable Markets revenue for the three months ended June 30, 2023 increased approximately $0.6 million, or 1.3%, compared with the three months ended June 30, 2022, primarily driven by 1.4% year-over-year growth in data Revenue Generating Units (“RGUs”) and 2.1% increase in data ARPU driven by increased customer demand for higher speed data service.

Residential & SMB - Glo Fiber Markets revenue
Residential & SMB - Glo Fiber Markets revenue for the three months ended June 30, 2023 increased approximately $4.1 million, or 101.3%, compared with the three months ended June 30, 2022, primarily driven by 91.8% year-over-year growth in data RGUs driven by the Company’s expansion of Glo Fiber.

Commercial Fiber revenue
Commercial Fiber revenue for the three months ended June 30, 2023 increased approximately $0.9 million, or 9.8%, compared with the three months ended June 30, 2022, primarily driven by $0.5 million in recurring revenue driven by 19.6% increase in connections and $0.4 million in T-Mobile non-recurring early termination fees. T-Mobile disconnected 22 backhaul circuits during the three months ended June 30, 2023 as part of their previously announced rationalization of the former Sprint network. The Company expects 151 additional backhaul disconnects in 2023 as part of the network rationalization.

Cost of services
Cost of services for the three months ended June 30, 2023, decreased approximately $0.7 million, or 2.7%, compared with the three months ended June 30, 2022, primarily driven by lower payroll costs due to higher capitalized labor and lower medical benefit costs, partially offset by higher line costs due to the expansion of the network into new markets and mobile switching centers of wireless carrier customers.

Selling, general and administrative
Selling, general and administrative expense for the three months ended June 30, 2023, increased $2.0 million, or 14.1%, compared with the three months ended June 30, 2022, primarily driven by higher advertising costs associated with the Company’s expansion of Glo Fiber and a change in strategy to drive more gross subscriber additions to low cost sales channels, as well as higher bad debt expense.

Impairment expense
The Company recorded impairment charges of $0.8 million during the three months ended June 30, 2023, compared with $4.1 million of impairment charges for the three months ended June 30, 2022. Impairment charges for the three months ended June 30, 2023 were primarily a result of colocation lease right-of-use assets that are no longer expected to be used and have no alternative use, while impairment charges in the three months ended June 30, 2022 were primarily a result of the Company’s expected decommissioning of Beam fixed wireless sites.

Depreciation and amortization
Depreciation and amortization increased $2.1 million, or 15.6%, compared with the three months ended June 30, 2022, primarily driven by the Company’s expansion of its Glo Fiber network.

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

Broadband results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Broadband operating revenue
Residential & SMB - Cable Markets (1)	$89,159	66.6	$87,336	72.1	1,823	2.1
Residential & SMB - Glo Fiber Markets (1)	15,167	11.3	7,476	6.2	7,691	102.9
Commercial Fiber	21,955	16.4	18,407	15.2	3,548	19.3
RLEC & Other	7,599	5.7	7,907	6.5	(308)	(3.9)
Total broadband revenue	133,880	100.0	121,126	100.0	12,754	10.5
Broadband operating expenses
Cost of services	50,181	37.5	50,608	41.8	(427)	(0.8)
Selling, general, and administrative	31,495	23.5	27,430	22.6	4,065	14.8
Restructuring expense	—	—	460	0.4	(460)	(100.0)
Impairment expense	1,020	0.8	4,407	3.6	(3,387)	(76.9)
Depreciation and amortization	30,173	22.5	25,933	21.4	4,240	16.3
Total broadband operating expenses	112,869	84.3	108,838	89.9	4,031	3.7
Broadband operating income	$21,011	15.7	$12,288	10.1	8,723	71.0
_________________________________________
(1)Shentel has presented Residential & SMB - Cable Markets and Residential & SMB - Glo Fiber Markets separately for the six months ended June 30, 2023. These revenues were previously reported in one line under the description “Residential & SMB”. Shentel has amended the presentation for the six months ended June 30, 2022 for comparability.

Residential & SMB - Cable Markets revenue
Residential & SMB - Cable Markets revenue for the six months ended June 30, 2023 increased approximately $1.8 million, or 2.1%, compared with the six months ended June 30, 2022, primarily driven by 1.4% year-over-year growth in data RGUs and 2.1% increase in data ARPU driven by increased customer demand for higher speed data service.

Residential & SMB - Glo Fiber Markets revenue
Residential & SMB - Glo Fiber Markets revenue for the six months ended June 30, 2023 increased approximately $7.7 million, or 102.9%, compared with the six months ended June 30, 2022, primarily driven by 91.8% year-over-year growth in data RGUs driven by the Company’s expansion of Glo Fiber.

Commercial Fiber revenue
Commercial Fiber revenue for the six months ended June 30, 2023 increased approximately $3.5 million, or 19.3%, compared with the six months ended June 30, 2022, primarily driven by $2.5 million in T-Mobile non-recurring early termination fees and $0.9 million in recurring revenue driven by 18.3% increase in connections. T-Mobile disconnected 210 backhaul circuits during the six months ended June 30, 2023 as part of their previously announced rationalization of the former Sprint network. The Company expects 151 additional backhaul disconnects in 2023 as part of the network rationalization.

Cost of services
Cost of services for the six months ended June 30, 2023, decreased approximately $0.4 million, or 0.8%, compared with the six months ended June 30, 2022, primarily driven by lower payroll costs due to higher capitalized labor and lower medical benefit costs, partially offset by higher line costs due to the expansion of the network into new markets and mobile switching centers of wireless carrier customers.

Selling, general and administrative
Selling, general and administrative expense for the six months ended June 30, 2023, increased $4.1 million, or 14.8%, compared with the six months ended June 30, 2022, primarily driven by higher advertising costs associated with the Company’s expansion of Glo Fiber and a change in strategy to drive more gross subscriber additions to low cost sales channels, higher information technology costs as a result of the Company’s investment in upgraded systems, and higher operating taxes associated with increased network assets associated with the expansion of Glo Fiber.

Impairment expense
The Company recorded impairment charges of $1.0 million during the six months ended June 30, 2023, compared with $4.4 million of impairment charges recorded during the six months ended June 30, 2022. Impairment charges for the six months ended June 30, 2023 were primarily a result of colocation lease right-of-use assets that are no longer expected to be used and have no alternative use, while impairment charges in the six months ended June 30, 2022 were primarily a result of the Company’s expected decommissioning of Beam fixed wireless sites.

Depreciation and amortization
Depreciation and amortization increased $4.2 million, or 16.3%, compared with the six months ended June 30, 2022, primarily driven by the Company’s expansion of its Glo Fiber network.
Tower

Our Tower segment owns cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

The following table indicates selected operating statistics of the Tower segment:

	June 30, 2023	June 30, 2022
Macro tower sites	222	223
Tenants	448	465
Average tenants per tower	1.9	2.0

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

Tower results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Tower revenue	$4,753	100.0	$4,702	100.0	51	1.1
Tower operating expenses	2,266	47.7	2,417	51.4	(151)	(6.2)
Tower operating income	$2,487	52.3	$2,285	48.6	202	8.8

Revenue
Revenue for the three months ended June 30, 2023 was consistent with revenue for the three months ended June 30, 2022.

Operating expenses
Operating expenses decreased approximately $0.2 million, or 6.2% for the three months ended June 30, 2023 compared with the three months ended June 30, 2022, primarily driven by lower depreciation and professional service costs.

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

Tower results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Tower revenue	$9,329	100.0	$9,549	100.0	(220)	(2.3)
Tower operating expenses	4,421	47.4	4,511	47.2	(90)	(2.0)
Tower operating income	$4,908	52.6	$5,038	52.8	(130)	(2.6)

Revenue
Revenue decreased approximately $0.2 million, or 2.3%, for the six months ended June 30, 2023 compared with the six months ended June 30, 2022, primarily driven by lower application fee revenue.

Operating expenses
Operating expenses for the six months ended June 30, 2023 were consistent with operating expenses for the six months ended June 30, 2022.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings under our Credit Agreement, dated July 1, 2021 and as amended in May 2023 (the “Credit Agreement”).

In 2021, Congress passed the American Rescue Plan Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $87.5 million in grants to serve approximately 27,600 unserved homes in the states of Virginia, West Virginia and Maryland. The grants will be paid to the Company as certain milestones are completed. The Company expects to its fulfill its performance obligations during the period from 2023 to 2025.

As of June 30, 2023, our cash and cash equivalents totaled $26.3 million and the availability under our delayed draw term loans and revolving line of credit was $275.0 million, for total available liquidity of $301.3 million.

Operating activities generated approximately $69.8 million of cash during the six months ended June 30, 2023, representing an increase of $31.1 million compared with the prior year period, driven primarily by tax refunds received during the six months ended June 30, 2023 and changes in working capital, partially offset by settlement of Shentel’s pension plan.

Net cash used in investing activities increased $47.2 million during the six months ended June 30, 2023, compared with the six months ended June 30, 2022, primarily driven by a $47.5 million increase in capital expenditures as a result of higher spending in the Broadband segment to enable our Glo Fiber market expansion.

Net cash provided by financing activities was $48.1 million during the six months ended June 30, 2023, compared with net cash used in financing activities of $1.3 million for the six months ended June 30, 2022. The change was primarily driven by $50.0 million borrowed under the Company’s team loans during the six months ended June 30, 2023, partially offset by increases in cash paid for taxes associated with equity award issuances.

The Company has received approximately $29.0 million in net cash refunds for income and sales taxes during the six months ended June 30, 2023.

Indebtedness: During the six months ended June 30, 2023, we borrowed $50.0 million under each of the delayed draw term loan facilities available under the Credit Agreement for a total of $125.0 million. The commitments of the lenders under the Credit Agreement to make these term loans to us expire on December 31, 2023. After this date, we will not be able to borrow any undrawn portion of the term loan commitments. We expect to borrow the remaining $175.0 million available under these term loans by December 31, 2023 to fund planned capital expenditures to continue our Glo Fiber network expansion. As of June 30, 2023, the Company’s indebtedness totaled approximately $124.9 million, net of unamortized loan fees of $0.1 million, with an annualized overall weighted average effective interest rate of approximately 5.71%.

The Company will be required to commence making principal repayments of these term loans on March 31, 2024. The amount of these principal repayments is calculated as a percentage of the principal amount of the term loans outstanding. Based on the principal amounts outstanding as of June 30, 2023, (i) the first term loan will require quarterly principal repayments of $0.4 million from March 31, 2024 through June 30, 2024, then increasing to $0.8 million quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026, and (ii) the second term loan will require quarterly principal repayments of $0.2 million from March 31, 2024 through March 31, 2028, with the remaining balance due June 30, 2028. These repayment amounts, as well as our interest expense, will increase to the extent we borrow any of the remaining $175.0 million available under the term loans by the borrowing deadline as we expect.

Refer to Note 8, Debt, for more information about the Credit Agreement.

As of June 30, 2023, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flow from operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the second quarter of 2023, our capital expenditures of $136.2 million exceeded our net cash provided by operating activities by $66.4 million, and we expect our capital expenditures will continue to exceed the cash flow provided from operations through 2025, as we expand our Glo Fiber broadband network to potentially reach over 450,000 passings. During 2023, we anticipate funding $260 to $300 million in capital expenditures primarily related to continuing our network expansion for Glo Fiber and government subsidized unserved homes with net cash provided by operating activities, proceeds from our delayed draw term loans and government grants.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have borrowed a total of $125.0 million pursuant to the variable rate delayed draw term loans available under the Credit Agreement, and we expect to continue to borrow under our Credit Agreement as needed to fund the Company’s future capital expenditures. We expect to draw an additional $175.0 million against the Credit Agreement by December 31, 2023. Fluctuations in interest rates on future borrowings could result in increased market risk.

As of June 30, 2023, the Company had $125.0 million of gross variable rate debt outstanding, bearing interest at an annualized weighted average effective rate of 5.71%. An increase in market interest rates of 1.00% would add approximately $1.2 million to annual interest expense.

In May 2023, Shentel entered into pay fixed, receive variable interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms beginning in May 2024 which extend through their maturity dates in June 2026. The Swaps are designated as a cash flow hedge, representing 50% of the Company’s expected outstanding debt (including expected future borrowings under the Term Loans). The Company uses the Swaps to manage its exposure to interest rate risk for its long-term variable-rate Term Loans through interest rate swaps. When the Swaps' payments term begins, Shentel will effectively pay a fixed weighted-average interest rate of 2.90%, prior to margin added associated with our credit facility.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2023. Our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of June 30, 2023, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended June 30, 2023, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	—	$—
June 1 to June 30	8	$20.56
Total	8

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit Description

10.1	Amendment No. 1 to Credit Agreement, dated May 17, 2023, among Shenandoah Telecommunications Company, certain of its subsidiaries, CoBank ACB, as administrative agent, and the other lenders party thereto.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in Inline XBRL (Extensible Business Reporting Language)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Date: August 2, 2023