Form 10-Q
period 2023-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2023-11-03
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	50,264,466
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on October 26, 2023)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$35,966	$44,061
Accounts receivable, net of allowance for doubtful accounts of $767 and $776, respectively	18,851	20,615
Income taxes receivable	4,647	29,755
Prepaid expenses and other	14,394	11,509
Current assets held for sale	596	22,622
Total current assets	74,454	128,562
Investments	12,918	12,971
Property, plant and equipment, net	822,494	687,553
Goodwill and intangible assets, net	81,187	81,515
Operating lease right-of-use assets	51,832	53,859
Deferred charges and other assets	15,825	13,259
Total assets	$1,058,710	$977,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$2,412	$648
Accounts payable	43,360	49,173
Advanced billings and customer deposits	13,120	12,425
Accrued compensation	10,640	9,616
Current operating lease liabilities	3,126	2,829
Accrued liabilities and other	11,763	17,906
Current liabilities held for sale	—	3,824
Total current liabilities	84,421	96,421
Long-term debt, less current maturities, net of unamortized loan fees	147,494	74,306
Other long-term liabilities:
Deferred income taxes	88,938	84,600
Asset retirement obligations	9,942	9,932
Benefit plan obligations	3,972	3,758
Non-current operating lease liabilities	49,502	50,477
Other liabilities	20,078	20,218
Total other long-term liabilities	172,432	168,985
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 50,264 and 50,110 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	65,118	57,453
Retained earnings	586,003	580,554
Accumulated other comprehensive income, net of taxes	3,242	—
Total shareholders’ equity	654,363	638,007
Total liabilities and shareholders’ equity	$1,058,710	$977,719

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenue and other	$71,842	$66,924	$214,869	$197,359
Operating expenses:
Cost of services exclusive of depreciation and amortization	27,751	27,477	80,394	80,572
Selling, general and administrative	24,402	22,227	76,702	69,152
Restructuring expense	—	641	—	1,031
Impairment expense	1,532	477	2,552	4,884
Depreciation and amortization	16,670	17,873	48,637	47,008
Total operating expenses	70,355	68,695	208,285	202,647
Operating income (loss)	1,487	(1,771)	6,584	(5,288)
Other income (expense):
Other income (expense), net	826	(1,208)	2,120	(1,967)
Income (loss) before income taxes	2,313	(2,979)	8,704	(7,255)
Income tax expense (benefit)	720	(251)	3,255	(699)
Net income (loss)	$1,593	$(2,728)	$5,449	$(6,556)

Other comprehensive income:
Unrealized income on interest rate hedge, net of tax	1,115	—	3,242	—
Comprehensive income (loss)	$2,708	$(2,728)	$8,691	$(6,556)

Net income (loss) per share, basic and diluted:
Basic net income (loss) per share	$0.03	$(0.05)	$0.11	$(0.13)

Diluted net income (loss) per share	$0.03	$(0.05)	$0.11	$(0.13)

Weighted average shares outstanding, basic	50,379	50,183	50,346	50,153
Weighted average shares outstanding, diluted	50,836	50,183	50,623	50,153

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2023	50,264	$62,888	$584,410	$2,127	$649,425
Net income	—	—	1,593	—	1,593
Stock-based compensation	—	2,220	—	—	2,220
Common stock issued	—	10	—	—	10
Unrealized income on interest rate hedge, net of tax	—	—	—	1,115	1,115
Balance, September 30, 2023	50,264	$65,118	$586,003	$3,242	$654,363

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	50,110	$57,453	$580,554	$—	$638,007
Net income	—	—	5,449	—	5,449
Stock-based compensation	220	8,950	—	—	8,950
Common stock issued	1	32	—	—	32
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(67)	(1,317)	—	—	(1,317)
Unrealized income on interest rate hedge, net of tax	—	—	—	3,242	3,242
Balance, September 30, 2023	50,264	$65,118	$586,003	$3,242	$654,363

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2022	50,077	$54,274	$589,096	$—	$643,370
Net loss	—	—	(2,728)	—	(2,728)
Stock-based compensation	25	1,942	—	—	1,942
Common stock issued	—	11	—	—	11
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(4)	(84)	—	—	(84)
Balance, September 30, 2022	50,098	$56,143	$586,368	$—	$642,511

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	49,965	$49,351	$592,924	$—	$642,275
Net loss	—	—	(6,556)	—	(6,556)
Stock-based compensation	176	7,751	—	—	7,751
Common stock issued	1	27	—	—	27
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(44)	(986)	—	—	(986)
Balance, September 30, 2022	50,098	$56,143	$586,368	$—	$642,511

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,449	$(6,556)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,637	47,008
Stock-based compensation expense, net of amount capitalized	8,364	7,299
Impairment expense	2,552	4,884
Deferred income taxes	3,211	(1,374)
Bad debt expense	1,837	1,252
Gain on sale of FCC spectrum licenses	(1,328)	—
Other, net	439	1,638
Changes in assets and liabilities:
Accounts receivable	1,407	1,157
Current income taxes	25,108	731
Operating lease assets and liabilities, net	512	618
Other assets	2,515	(1,056)
Accounts payable	(3,431)	(608)
Other deferrals and accruals	(3,583)	1,212
Net cash provided by operating activities	91,689	56,205

Cash flows from investing activities:
Capital expenditures	(190,354)	(132,357)
Proceeds from the sale of FCC spectrum licenses	17,300	—
Proceeds from sale of investments	—	793
Proceeds from sale of assets and other	566	922
Net cash used in investing activities	(172,488)	(130,642)

Cash flows from financing activities:
Proceeds from credit facility borrowings	75,000	25,000
Payments for debt issuance costs	(300)	—
Taxes paid for equity award issuances	(1,317)	(986)
Payments for financing arrangements and other	(679)	(888)
Net cash provided by financing activities	72,704	23,126
Net decrease in cash and cash equivalents	(8,095)	(51,311)
Cash and cash equivalents, beginning of period	44,061	84,344
Cash and cash equivalents, end of period	$35,966	$33,033

Supplemental Disclosures of Cash Flow Information
Interest paid	$5,424	$243
Income tax refunds received, net	$25,481	$—

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

Our Tower segment owns 220 cell towers and leases colocation space on those towers to wireless communications providers.

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

The following tables present the activity of current and non-current contract assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning Balance	$8,742	$8,427	$8,646	$8,147
Commission payments	755	983	2,439	2,630
Contract asset amortization	(822)	(729)	(2,410)	(2,096)
Ending Balance	$8,675	$8,681	$8,675	$8,681

Contract Liabilities

The Company’s contract liabilities include services that are billed in advance and recorded as deferred revenue, as well as installation fees that are charged upfront without transfer of commensurate goods or services to the customer. The Company’s current contract liabilities are included in advanced billings and customer deposits and the Company’s non-current contract liabilities are included in other liabilities in its unaudited condensed consolidated balance sheets. Shentel’s current contract liability balances were $10.1 million and $9.5 million as of September 30, 2023 and December 31, 2022, respectively, and Shentel’s non-current contract liability balances were $1.0 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively. Shentel expects its current contract liability balances to be recognized within revenues during the twelve-month periods following the respective balance sheet dates and its non-current contract liability balances to be recognized within revenues after the twelve-month periods following the respective balance sheet dates.

Refer to Note 14, Segment Reporting, for a summary of the Company’s revenue streams.

Note 3. Investments

Investments consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
SERP investments at fair value	$2,027	$1,889
Cost method investments	10,657	10,749
Equity method investments	234	333
Total investments	$12,918	$12,971

SERP Investments at Fair Value: The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy. Changes to the investments’ fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense.

Cost Method Investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $10.0 million at both September 30, 2023 and December 31, 2022, respectively. We recognized approximately $0.1 million and $13.7 thousand of patronage income in other income (expense) for the three months ended September 30, 2023 and 2022, respectively, and approximately $0.4 million and $40.5 thousand during the nine months ended September 30, 2023 and 2022, respectively. The Company expects that approximately 88% of the patronage distributions will be collected in cash and 12% in equity in 2023.

Equity Method Investments: At December 31, 2022, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). During 2023, ValleyNet ceased operations and was dissolved. In April 2023, Shentel received a payment of $0.1 million, representing Shentel’s remaining capital in the partnership, and the investment balance was derecognized from Shentel’s unaudited condensed consolidated balance sheets. Prior to the commencement of dissolution proceedings, the Company and ValleyNet purchased capacity on one another’s fiber network, through related party transactions.

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

($ in thousands)	Estimated Useful Lives	September 30, 2023	December 31, 2022
Land		$3,521	$3,722
Land improvements	10 years	3,610	3,483
Buildings and structures	10 - 45 years	95,170	93,461
Cable and fiber	15 - 30 years	721,441	593,771
Equipment and software	4 - 8 years	323,422	317,347
Plant in service		1,147,164	1,011,784
Plant under construction		167,389	144,534
Total property, plant and equipment		1,314,553	1,156,318
Less: accumulated depreciation and amortization		(492,059)	(468,765)
Property, plant and equipment, net		$822,494	$687,553

Property, plant and equipment, net increases were primarily attributable to capital expenditures in the Broadband segment due to expansion of Glo Fiber assets and market expansion. The Company’s accounts payable as of September 30, 2023 and December 31, 2022 included amounts associated with capital expenditures of approximately $41.4 million and $43.8 million, respectively. Depreciation and amortization expense was $16.5 million and $17.7 million during the three months ended September 30, 2023 and 2022, respectively, and $48.3 million and $46.4 million during the nine months ended September 30, 2023 and 2022, respectively.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights	180	—	180	141	—	141
Total indefinite-lived intangibles	76,636	—	76,636	76,597	—	76,597

Finite-lived intangibles:
Subscriber relationships	28,425	(27,255)	1,170	28,425	(26,910)	1,515
Other intangibles	488	(351)	137	488	(329)	159
Total finite-lived intangibles	28,913	(27,606)	1,307	28,913	(27,239)	1,674
Total goodwill and intangible assets	$108,793	$(27,606)	$81,187	$108,754	$(27,239)	$81,515

Amortization expense was $0.2 million during the three months ended September 30, 2023 and 2022, and $0.4 million and $0.6 million during the nine months ended September 30, 2023 and 2022, respectively.

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

As a result of the expected sale, the Company concluded that the FCC spectrum licenses met the held for sale criteria. Accordingly, $13.8 million of indefinite-lived licenses and $5.9 million of finite-lived licenses are presented as held for sale, along with the corresponding $3.8 million of operating lease liabilities related to the finite-lived licenses, as of December 31, 2022. Upon the closing of the Spectrum Transaction, the respective balances were derecognized, resulting in a gain of $1.3 million recorded in other income (expense). The Company evaluated these events and determined that the Spectrum Transaction does not represent a strategic shift in the Company’s business.

Note 6. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	September 30, 2023	December 31, 2022
Prepaid maintenance expenses	$7,024	$7,444
Broadband contract acquisition costs	3,037	2,809
Interest rate swaps	1,321	—
Other	3,012	1,256
Prepaid expenses and other	$14,394	$11,509

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	September 30, 2023	December 31, 2022
Broadband contract acquisition costs	$5,638	$5,837
Interest rate swaps	3,048	—
Prepaid expenses and other	7,139	7,422
Deferred charges and other assets	$15,825	$13,259

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued programming costs	$2,967	$3,306
Pension plan	—	3,341
Other current liabilities	8,796	11,259
Accrued liabilities and other	$11,763	$17,906

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	September 30, 2023	December 31, 2022
Noncurrent portion of deferred lease revenue	$18,387	$18,679
Noncurrent portion of financing leases	1,397	1,500
Other	294	39
Other liabilities	$20,078	$20,218

In 2021, Shentel’s Board of Directors adopted a resolution to terminate its pension plan. The Company terminated the pension plan and all benefits were distributed in June 2023 through the combination of lump sum payments and the purchase of non-participating annuity contracts at the option of the pension plan participants. The Company made an additional $2.9 million contribution from its cash balance as a result of the settlement and recognized a settlement gain of $0.7 million in other income (expense) for the nine months ended September 30, 2023.

Note 7. Leases

The Company leases various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores, and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2023	2022	2023	2022
Finance lease cost
Amortization of leased assets	Depreciation	$120	$119	$358	$357
Interest on lease liabilities	Interest expense	20	21	59	63
Operating lease cost	Operating expense[1]	1,693	2,680	5,298	8,342
Lease cost		$1,833	$2,820	$5,715	$8,762
_________________________________________
(1)Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of September 30, 2023:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$1,265	$20	$1,285
2024	5,862	178	6,040
2025	5,529	180	5,709
2026	4,682	153	4,835
2027	3,854	155	4,009
2028 and thereafter	66,096	1,359	67,455
Total lease payments	87,288	2,045	89,333
Less: Interest	(34,660)	(545)	(35,205)
Present value of lease liabilities	$52,628	$1,500	$54,128

Other information related to operating and finance leases was as follows:

	September 30, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term (years)	19.3	19.8
Weighted average discount rate	4.9%	4.5%
Finance leases
Weighted average remaining lease term (years)	12.6	13.1
Weighted average discount rate	5.2%	5.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cash paid for operating lease liabilities	$1,662	$1,513	$4,843	$4,616
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	508	1,213	2,229	3,283

The Company recognized $4.7 million and $4.0 million of operating lease revenue for the three months ended September 30, 2023 and 2022, respectively, and $13.9 million and $13.8 million of operating lease revenue for the nine months ended September 30, 2023 and 2022, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service revenue and other in the unaudited condensed consolidated statements of comprehensive income (loss). Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place as of September 30, 2023:

(in thousands)	Operating Leases
2023	$4,311
2024	16,206
2025	15,126
2026	12,086
2027	10,596
2028 and thereafter	25,199
Total	$83,524

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

(in thousands)	September 30, 2023	December 31, 2022
Term loan A-1	$75,000	$37,500
Term loan A-2	75,000	37,500
Total debt	150,000	75,000
Less: unamortized loan fees	(94)	(46)
Total debt, net of unamortized loan fees	$149,906	$74,954

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

Both Term Loan A-1 and Term Loan A-2 bore interest at one-month LIBOR plus a margin of 1.50% until May 2023 and now bear interest at one-month term SOFR plus a margin of 1.50%. The margin of 1.50% is variable and determined by the Company’s net leverage ratio. The interest rate was 6.92% and 5.89% at September 30, 2023 and December 31, 2022, respectively. The Company incurred interest expense of $2.3 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively, and $5.4 million and $1.2 million during the nine months ended September 30, 2023 and 2022, respectively. Shentel is charged commitment fees on unutilized portions of its Revolver and Term Loans. The Company recorded $0.1 million and $0.2 million related to these fees during the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.6 million related to these fees for the nine months ended September 30, 2023 and 2022, respectively. Both interest expense and commitment fees are included in other income (expense), net in the unaudited condensed consolidated statements of comprehensive income (loss).

The Credit Agreement contains a borrowing deadline of December 31, 2023, after which the Company will not be able to borrow against the undrawn portion of the Term Loans.

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance. Based on the outstanding balance as of September 30, 2023, Term Loan A-1 requires quarterly principal repayments of $0.5 million from March 31, 2024 through June 30, 2024; then increasing to $0.9 million quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026. Based on the outstanding balance as of September 30, 2023, Term Loan A-2 requires quarterly principal repayments of $0.2 million from March 31, 2024 through March 31, 2028, with the remaining balance due June 30, 2028.

The following table summarizes the expected payments of Shentel’s outstanding borrowings as of September 30, 2023:

(in thousands)	Amount
2023	$—
2024	3,563
2025	4,500
2026	69,187
2027	750
2028	72,000
Total	$150,000

The Credit Agreement is fully secured by a pledge and unconditional guarantee from the Company and all of its subsidiaries, except Shenandoah Telephone Company. This provides the lenders a security interest in substantially all of the assets of the Company.

Note 9. Derivatives and Hedging

During the second quarter of 2023, Shentel entered into pay fixed (2.90%), receive variable (one-month term SOFR) interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms beginning in May 2024, which extend through their maturity dates in June 2026. The Swaps are designated as cash flow hedges, representing 50% of the Company’s expected outstanding debt (including expected future borrowings under the Term Loans). The Company uses the Swaps to manage its exposure to interest rate risk for its long-term variable-rate Term Loans.

The table below presents the fair value of the Swaps as well as their classification in the unaudited condensed consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	September 30, 2023
Balance sheet line item of derivative financial instruments:
Prepaid expenses and other	$1,321
Deferred charges and other assets	3,048
Total derivatives designated as hedging instruments	$4,369

The hedge was determined to be highly effective and therefore all change in the fair value of the swaps was recognized through other comprehensive income. The Company recognized $1.1 million and $3.2 million of unrealized gains, net of deferred taxes totaling $0.4 million and $1.1 million, for the three and nine months ended September 30, 2023, respectively. Since the Company did not have outstanding interest rate swaps in the prior year period, there were no gains or losses recorded for the three or nine months ended September 30, 2022. Shentel expects to begin reclassifying amounts related to the Swaps from accumulated other comprehensive income to interest expense in May 2024 when the payment periods of the Swaps begin.

Note 10. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of September 30, 2023. The Company’s income tax returns are generally open to examination from 2019 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three and nine months ended September 30, 2023 and 2022, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Expected tax expense (benefit) at federal statutory	$486	$(626)	$1,828	$(1,524)
State income tax expense (benefit), net of federal tax effect	124	(148)	468	(361)
Revaluation of deferred tax liabilities	—	(108)	—	(108)
Excess tax deficiency from share-based compensation and other expense, net	110	631	959	1,294
Income tax expense (benefit)	$720	$(251)	$3,255	$(699)

The Company received $25.6 million in cash refunds for income taxes for the nine months ended September 30, 2023. The Company made no cash payments and received no cash refunds for income taxes for the nine months ended September 30, 2022.

Note 11. Stock Compensation and Earnings (Loss) per Share

The Company granted approximately 385,000 restricted stock units (“RSUs”) at a weighted average grant price of $19.05 to employees and directors during the nine months ended September 30, 2023. Approximately 190,000 RSUs with a weighted average grant price of $25.01 vested and 9,000 RSUs with a weighted average grant price of $21.65 were forfeited during the nine months ended September 30, 2023. The total fair value of RSUs vested was $4.8 million during the nine months ended September 30, 2023. Approximately 836,000 RSUs with a weighted average grant price of $21.21 remained outstanding as of September 30, 2023.

The Company granted approximately 134,000 Relative Total Shareholder Return RSUs (“RTSRs”) awards at a weighted average grant price of $23.64 to employees during the nine months ended September 30, 2023. Approximately 30,000 RTSRs with a weighted average grant price of $56.32 vested and no RTSRs were forfeited during the nine months ended September 30, 2023. The total fair value of RTSRs vested was $1.1 million during the nine months ended September 30, 2023. Approximately 293,000 RTSRs with a weighted average grant price of $25.80 remained outstanding as of September 30, 2023. The amount of RTSRs issued are determined on the vesting date based upon the Company’s stock performance compared to a group of peer companies. The vested amounts above exclude the vesting date adjustment and issuance of RTSRs based on actual performance, which totaled approximately 13,000 RTSRs, resulting in lower shares issued upon vesting of the RTSRs than originally granted.

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock compensation expense	2,220	1,942	8,950	7,751
Capitalized stock compensation	(176)	(171)	(586)	(452)
Stock compensation expense, net	$2,044	$1,771	$8,364	$7,299

As of September 30, 2023, there was $10.9 million of total unrecognized compensation cost related to non-vested incentive awards which is expected to be recognized over weighted average period of 2.3 years.

We utilize the treasury stock method to calculate the impact on diluted earnings (loss) per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Calculation of net income (loss) per share:
Net income (loss)	$1,593	$(2,728)	$5,449	$(6,556)
Basic weighted average shares outstanding	50,379	50,183	50,346	50,153
Basic net income (loss) per share	$0.03	$(0.05)	$0.11	$(0.13)

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	50,379	50,183	50,346	50,153
Effect from dilutive shares and options outstanding	457	—	277	—
Diluted weighted average shares outstanding	50,836	50,183	50,623	50,153
Diluted net income (loss) per share	$0.03	$(0.05)	$0.11	$(0.13)
There were approximately 330 and 172,000 anti-dilutive equity awards outstanding during the three and nine months ended September 30, 2023, respectively. There were approximately 252,000 and 165,000 potentially dilutive equity awards for the three and nine months ended September 30, 2022, respectively; however, these securities were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company’s net loss for the periods.

Note 12. Government Grants

During the nine months ended September 30, 2023, Shentel was awarded an additional $18.3 million in new grants to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences. The additional grants consisted of $9.4 million awarded under the Connect Maryland Network Infrastructure Grant Program in Maryland, $6.3 million awarded under the Virginia Telecommunications Initiative in Virginia, and $2.2 million and $0.4 million under the Major Broadband Project Strategies and Line Extension Advancement and Development programs, respectively, in West Virginia. The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $0.4 million in cash reimbursements during the nine months ended September 30, 2023 and has recorded approximately $1.4 million in accounts receivable as of September 30, 2023. The Company did not recognize any material amounts under these programs during the nine months ended September 30, 2022 or as of December 31, 2022.

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

Note 14. Segment Reporting

Shentel has presented Residential & SMB - Cable Markets and Residential & SMB - Glo Fiber Markets separately for the three and nine months ended September 30, 2023. These revenues were previously reported in one line under the description “Residential & SMB”. Shentel has amended the presentation for the three and nine months ended September 30, 2022 for comparability.

Three Months Ended September 30, 2023:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$43,679	$—	$—	$43,679
Residential & SMB - Glo Fiber Markets	9,325	—	—	9,325
Commercial Fiber	10,415	—	—	10,415
Tower lease	—	4,608	—	4,608
RLEC & Other	3,815	—	—	3,815
Service revenue and other	67,234	4,608	—	71,842
Intercompany revenue and other	215	36	(251)	—
Total revenue	67,449	4,644	(251)	71,842
Operating expenses
Cost of services	26,266	1,694	(209)	27,751
Selling, general and administrative	14,615	304	9,483	24,402
Impairment expense	1,532	—	—	1,532
Depreciation and amortization	15,729	549	392	16,670
Total operating expenses	58,142	2,547	9,666	70,355
Operating income (loss)	$9,307	$2,097	$(9,917)	$1,487

Three Months Ended September 30, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$43,805	$—	$—	$43,805
Residential & SMB - Glo Fiber Markets	4,895	—	—	4,895
Commercial Fiber	9,522	—	—	9,522
Tower lease	—	4,610	—	4,610
RLEC & Other	4,139	—	—	4,139
Service revenue and other	62,361	4,610	—	66,971
Intercompany revenue and other	25	67	(139)	(47)
Total revenue	62,386	4,677	(139)	66,924
Operating expenses
Cost of services	26,193	1,384	(100)	27,477
Selling, general and administrative	13,946	258	8,023	22,227
Restructuring expense	169	—	472	641
Impairment expense	477	—	—	477
Depreciation and amortization	16,791	445	637	17,873
Total operating expenses	57,576	2,087	9,032	68,695
Operating income (loss)	$4,810	$2,590	$(9,171)	$(1,771)

Nine Months Ended September 30, 2023:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$132,838	$—	$—	$132,838
Residential & SMB - Glo Fiber Markets	24,492	—	—	24,492
Commercial Fiber	32,366	—	—	32,366
Tower lease	—	13,861	—	13,861
RLEC & Other	11,312	—	—	11,312
Service revenue and other	201,008	13,861	—	214,869
Intercompany revenue and other	321	112	(433)	—
Total revenue	201,329	13,973	(433)	214,869
Operating expenses
Cost of services	76,447	4,265	(318)	80,394
Selling, general and administrative	46,110	1,103	29,489	76,702
Impairment expense	2,552	—	—	2,552
Depreciation and amortization	45,902	1,600	1,135	48,637
Total operating expenses	171,011	6,968	30,306	208,285
Operating income (loss)	$30,318	$7,005	$(30,739)	$6,584

Nine Months Ended September 30, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB - Cable Markets	$131,141	$—	$—	$131,141
Residential & SMB - Glo Fiber Markets	12,371	—	—	12,371
Commercial Fiber	27,924	—	—	27,924
Tower lease	—	13,971	—	13,971
RLEC & Other	11,952	—	—	11,952
Service revenue and other	183,388	13,971	—	197,359
Intercompany revenue and other	124	255	(379)	—
Total revenue	183,512	14,226	(379)	197,359
Operating expenses
Cost of services	76,801	4,054	(283)	80,572
Selling, general and administrative	41,376	982	26,794	69,152
Restructuring expense	629	—	402	1,031
Impairment expense	4,884	—	—	4,884
Depreciation and amortization	42,724	1,562	2,722	47,008
Total operating expenses	166,414	6,598	29,635	202,647
Operating income (loss)	$17,098	$7,628	$(30,014)	$(5,288)

A reconciliation of the total of the reportable segments’ operating income (loss) to unaudited condensed consolidated income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total consolidated operating income (loss)	$1,487	$(1,771)	$6,584	$(5,288)
Other income (expense), net	826	(1,208)	2,120	(1,967)
Income (loss) before income taxes	$2,313	$(2,979)	$8,704	$(7,255)

The Company’s chief operating decision maker (CODM) does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments. Accordingly, total assets by segment are not provided.

Note 15. Subsequent Events

On October 24, 2023, Shentel entered into a definitive agreement to acquire 100% of the equity interests in Horizon Acquisition Parent LLC (“Horizon” or “Horizon Telcom”) for $385 million (the “Horizon Transaction”). Consideration will consist of $305 million in cash and $80 million of Shentel common stock.

Horizon is a leading commercial fiber provider in Ohio and adjacent states serving national wireless providers, carriers, enterprises, and government, education and healthcare customers. Based in Chillicothe, Ohio, Horizon was founded in 1895 as the incumbent local exchange carrier (“ILEC”) in Ross County, Ohio and rapidly expanded its fiber network over the past 14 years. Most recently, Horizon has pursued a strategy of investing in Fiber-to-the-Home (“FTTH”) in tier 3 & 4 markets in Ohio.

Financing

•Shentel intends to fund the Horizon Transaction with a combination of existing cash resources, revolving credit facility capacity and an amended and upsized credit facility. The Company has received $275 million in financing commitments from CoBank, Bank of America, Citizens Bank, N.A., and Fifth Third Bank, N.A..
•GCM Grosvenor (“GCM”), a selling unit holder of Horizon, will exchange its equity interest in Horizon for 4.08 million shares of Shentel common stock with an aggregate value of $80 million based on a reference price of $19.60 resulting in GCM owning approximately 7% of Shentel’s fully diluted common shares after the transaction is closed.
•Shentel has entered into a 7% Participating Exchangeable Perpetual Preferred Stock (“Preferred Stock”) investment agreement with Energy Capital Partners (“ECP”), an existing Shentel shareholder and long-time infrastructure investor, to provide $81 million of growth capital to fund the FTTH network expansion, the government grant projects and general corporate purposes. The dividend can be paid in cash or in-kind at the option of the Company. The Preferred Stock can be exchanged for Shentel common stock at an exchange price of $24.50, a 25% premium to the reference price of $19.60, under certain conditions as outlined in the investment agreement. This financing is expected to close in conjunction with the Horizon Transaction.
•The Company plans to raise additional growth capital for the FTTH network expansion, government grant projects and general corporate purposes, which may include exploring strategic alternatives for its tower portfolio.

The Horizon Transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to close in the first half of 2024.

Shentel is in the process of evaluating the impact of the Horizon Transaction on its consolidated financial statements and related disclosures.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will,” “should,” “could” or “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position, operating results and cash flows, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 (“2022 Form 10-K”). The forward-looking statements included in this Form 10-Q are made only as of the date of the statement. We undertake no obligation to revise or update such statements to reflect current events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events, except as required by law.
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

The Spectrum Transaction
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

The Horizon Transaction
On October 24, 2023, Shentel entered into a definitive agreement to acquire 100% of the equity interests in Horizon Acquisition Parent LLC (“Horizon” or “Horizon Telcom”) for $385 million (the “Horizon Transaction”). Consideration will consist of $305 million in cash and $80 million of Shentel common stock.

Horizon is a leading commercial fiber provider in Ohio and adjacent states serving national wireless providers, carriers, enterprises, and government, education and healthcare customers. Based in Chillicothe, Ohio, Horizon was founded in 1895 as the incumbent local exchange carrier (“ILEC”) in Ross County, Ohio and rapidly expanded its fiber network over the past 14 years. Most recently, Horizon has pursued a strategy of investing in Fiber-to-the-Home (“FTTH”) in tier 3 & 4 markets in Ohio.

Financing

•Shentel intends to fund the Horizon Transaction with a combination of existing cash resources, revolving credit facility capacity and an amended and upsized credit facility. The Company has received $275 million in financing commitments from CoBank, Bank of America, Citizens Bank, N.A., and Fifth Third Bank, N.A..
•GCM Grosvenor (“GCM”), a selling unit holder of Horizon, will exchange its equity interest in Horizon for 4.08 million shares of Shentel common stock with an aggregate value of $80 million based on a reference price of $19.60 resulting in GCM owning approximately 7% of Shentel’s fully diluted common shares after the transaction is closed.
•Shentel has entered into a 7% Participating Exchangeable Perpetual Preferred Stock (“Preferred Stock”) investment agreement with Energy Capital Partners (“ECP”), an existing Shentel shareholder and long-time infrastructure investor, to provide $81 million of growth capital to fund the FTTH network expansion, the government grant projects and general corporate purposes. The dividend can be paid in cash or in-kind at the option of the Company. The Preferred Stock can be exchanged for Shentel common stock at an exchange price of $24.50, a 25% premium to the reference price of $19.60, under certain conditions as outlined in the investment agreement. This financing is expected to close in conjunction with the Horizon Transaction.
•The Company plans to raise additional growth capital for the FTTH network expansion, government grant projects and general corporate purposes, which may include exploring strategic alternatives for its tower portfolio.

The Horizon Transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to close in the first half of 2024.

Results of Operations

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Revenue	$71,842	100.0	$66,924	100.0	4,918	7.3
Operating expenses	70,355	97.9	68,695	102.6	1,660	2.4
Operating income (loss)	1,487	2.1	(1,771)	(2.6)	3,258	184.0

Other income (expense), net	826	1.1	(1,208)	(1.8)	2,034	(168.4)
Income (loss) before income taxes	2,313	3.2	(2,979)	(4.5)	5,292	177.6
Income tax expense	720	1.0	(251)	(0.4)	971	386.9
Net income (loss)	$1,593	2.2	$(2,728)	(4.1)	4,321	(158.4)

Revenue
Revenue increased approximately $4.9 million, or 7.3%, during the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily driven by growth of $5.1 million, or 8.1%, in the Broadband segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses increased approximately $1.7 million, or 2.4%, for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily driven by $0.6 million, $0.5 million and $0.6 million of incremental operating expenses for the Broadband, Tower and Corporate segments, respectively.

Other income (expense), net
Other income (expense), net increased $2.0 million, or 168.4%, for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily driven by a gain recorded in connection with the sale of the Company’s FCC spectrum licenses upon the closing of the Spectrum Transaction in July 2023, partially offset by an increase in interest expense.

Income tax (benefit) expense
The Company recognized $0.7 million of income tax expense for the three months ended September 30, 2023, compared with $0.3 million of income tax benefit for the three months ended September 30, 2022. The $1.0 million increase in income tax expense was driven by higher pre-tax income during the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

The Company’s consolidated results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Revenue	$214,869	100.0	$197,359	100.0	17,510	8.9
Operating expenses	208,285	96.9	202,647	102.7	5,638	2.8
Operating income (loss)	6,584	3.1	(5,288)	(2.7)	11,872	(224.5)

Other income (expense), net	2,120	1.0	(1,967)	(1.0)	4,087	(207.8)
Income (loss) before income taxes	8,704	4.1	(7,255)	(3.7)	15,959	(220.0)
Income tax expense	3,255	1.5	(699)	(0.4)	3,954	565.7
Net income (loss)	$5,449	2.5	$(6,556)	(3.3)	12,005	(183.1)

Revenue
Revenue increased approximately $17.5 million, or 8.9%, during the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, primarily driven by growth of $17.8 million, or 9.7%, in the Broadband segment, partially offset by a decline of $0.3 million, or 1.8%, in the Tower segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses increased approximately $5.6 million, or 2.8%, for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, primarily driven by $4.6 million, $0.4 million and $0.7 million of incremental operating expenses for the Broadband, Tower and Corporate segments, respectively.

Other income (expense), net
Other income (expense), net increased $4.1 million, or 207.8%, for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, primarily driven by a gain recorded in connection with the sale of the Company’s FCC spectrum licenses upon the closing of the Spectrum Transaction in July 2023, sales taxes refunds received, interest income related to tax refunds and a pension settlement gain resulting from the termination of Shentel’s pension plan in June 2023, partially offset by an increase in interest expense.

Income tax (benefit) expense
The Company recognized $3.3 million of income tax expense for the nine months ended September 30, 2023, compared with $0.7 million of income tax benefit for the nine months ended September 30, 2022. The $4.0 million increase in income tax expense was driven by higher pre-tax income during the nine months ended September 30, 2023.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via hybrid fiber coaxial cable under the brand name of Shentel, and fiber optics under the brand name of Glo Fiber. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by over 9,300 route miles of fiber.

The following table indicates selected operating statistics of our Broadband segment:

	September 30, 2023	September 30, 2022
Broadband homes and businesses passed (1)	415,971	342,741
Cable Markets	213,317	211,829
Glo Fiber Markets	202,654	130,912

Residential & Small and Medium Business ("SMB") Revenue Generating Units ("RGUs"):
Broadband Data	146,797	130,238
Cable Markets	109,404	109,132
Glo Fiber Markets	37,393	21,106
Video	44,050	48,092
Voice	40,699	39,801
Total Residential & SMB RGUs (excludes RLEC)	231,546	218,131

Residential & SMB Penetration (2)
Broadband Data	35.3%	38.0%
Cable Markets	51.3%	51.5%
Glo Fiber Markets	18.5%	16.1%
Video	10.6%	14.0%
Voice	10.2%	12.2%

Residential & SMB Average Revenue per User ("ARPU") (3)
Broadband Data	$80.95	$80.05
Cable Markets	$82.22	$81.43
Glo Fiber Markets	$77.00	$72.75
Video	$105.72	$102.59
Voice	$25.14	$25.56

Fiber route miles	9,387	8,072
Total fiber miles (4)	813,273	622,095
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

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Broadband results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Broadband operating revenue
Residential & SMB - Cable Markets (1)	$43,679	64.8	$43,805	70.2	(126)	(0.3)
Residential & SMB - Glo Fiber Markets (1)	9,325	13.8	4,895	7.8	4,430	90.5
Commercial Fiber	10,418	15.4	9,523	15.3	895	9.4
RLEC & Other	4,027	6.0	4,163	6.7	(136)	(3.3)
Total broadband revenue	67,449	100.0	62,386	100.0	5,063	8.1
Broadband operating expenses
Cost of services	26,266	38.9	26,193	42.0	73	0.3
Selling, general, and administrative	14,615	21.7	13,946	22.4	669	4.8
Restructuring expense	—	—	169	0.3	(169)	(100.0)
Impairment expense	1,532	2.3	477	0.8	1,055	221.2
Depreciation and amortization	15,729	23.3	16,791	26.9	(1,062)	(6.3)
Total broadband operating expenses	58,142	86.2	57,576	92.3	566	1.0
Broadband operating income	$9,307	13.8	$4,810	7.7	4,497	93.5
_________________________________________
(1)Shentel has presented Residential & SMB - Cable Markets and Residential & SMB - Glo Fiber Markets separately for the three months ended September 30, 2023. These revenues were previously reported in one line under the description “Residential & SMB”. Shentel has amended the presentation for the three months ended September 30, 2022 for comparability.

Residential & SMB - Cable Markets revenue
Residential & SMB - Cable Markets revenue for the three months ended September 30, 2023 was consistent with revenue for the three months ended September 30, 2022.

Residential & SMB - Glo Fiber Markets revenue
Residential & SMB - Glo Fiber Markets revenue for the three months ended September 30, 2023 increased approximately $4.4 million, or 90.5%, compared with the three months ended September 30, 2022, primarily driven by 77.2% year-over-year growth in data RGUs driven by the Company’s expansion of Glo Fiber and 5.8% increase in data ARPU.

Commercial Fiber revenue
Commercial Fiber revenue for the three months ended September 30, 2023 increased approximately $0.9 million, or 9.4%, compared with the three months ended September 30, 2022, primarily driven by $0.5 million in recurring revenue driven by 16.3% increase in connections and $0.4 million in T-Mobile non-recurring early termination fees. T-Mobile disconnected 71 backhaul circuits during the three months ended September 30, 2023 as part of their previously announced rationalization of the former Sprint network. The Company expects approximately 80 additional backhaul disconnects as part of the network rationalization.

Cost of services
Cost of services for the three months ended September 30, 2023 was consistent with cost of services for the three months ended September 30, 2022.

Selling, general and administrative
Selling, general and administrative expense for the three months ended September 30, 2023, increased $0.7 million, or 4.8%, compared with the three months ended September 30, 2022, primarily driven by higher advertising costs associated with the Company’s expansion of Glo Fiber and a change in strategy to drive more gross subscriber additions to low cost sales channels.

Impairment expense
The Company recorded impairment charges of $1.5 million during the three months ended September 30, 2023, compared with $0.5 million of impairment charges for the three months ended September 30, 2022. Impairment charges for the three months ended September 30, 2023 and 2022 were both primarily a result of Beam fixed wireless assets that are no longer expected to be used and have no alternative use.

Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2023 decreased $1.1 million, or 6.3%, compared with the three months ended September 30, 2022, primarily driven by the acceleration of depreciation associated with assets at Beam sites for the three months ended September 30, 2022, with no corresponding accelerated depreciation during the current period.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Broadband results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Broadband operating revenue
Residential & SMB - Cable Markets (1)	$132,838	66.0	$131,141	71.5	1,697	1.3
Residential & SMB - Glo Fiber Markets (1)	24,492	12.2	12,371	6.7	12,121	98.0
Commercial Fiber	32,373	16.1	27,930	15.2	4,443	15.9
RLEC & Other	11,626	5.8	12,070	6.6	(444)	(3.7)
Total broadband revenue	201,329	100.0	183,512	100.0	17,817	9.7
Broadband operating expenses
Cost of services	76,447	38.0	76,801	41.9	(354)	(0.5)
Selling, general, and administrative	46,110	22.9	41,376	22.5	4,734	11.4
Restructuring expense	—	—	629	0.3	(629)	(100.0)
Impairment expense	2,552	1.3	4,884	2.7	(2,332)	(47.7)
Depreciation and amortization	45,902	22.8	42,724	23.3	3,178	7.4
Total broadband operating expenses	171,011	84.9	166,414	90.7	4,597	2.8
Broadband operating income	$30,318	15.1	$17,098	9.3	13,220	77.3
_________________________________________
(1)Shentel has presented Residential & SMB - Cable Markets and Residential & SMB - Glo Fiber Markets separately for the nine months ended September 30, 2023. These revenues were previously reported in one line under the description “Residential & SMB”. Shentel has amended the presentation for the nine months ended September 30, 2022 for comparability.

Residential & SMB - Cable Markets revenue
Residential & SMB - Cable Markets revenue for the nine months ended September 30, 2023 increased approximately $1.7 million, or 1.3%, compared with the nine months ended September 30, 2022, primarily driven by 0.2% year-over-year growth in data RGUs and 1.0% increase in data ARPU driven by increased customer demand for higher speed data service.

Residential & SMB - Glo Fiber Markets revenue
Residential & SMB - Glo Fiber Markets revenue for the nine months ended September 30, 2023 increased approximately $12.1 million, or 98.0%, compared with the nine months ended September 30, 2022, primarily driven by 77.2% year-over-year growth in data RGUs driven by the Company’s expansion of Glo Fiber and 2.7% increase in data ARPU.

Commercial Fiber revenue
Commercial Fiber revenue for the nine months ended September 30, 2023 increased approximately $4.4 million, or 15.9%, compared with the nine months ended September 30, 2022, primarily driven by $2.9 million in T-Mobile non-recurring early termination fees and $1.7 million in recurring revenue driven by 17.6% increase in connections. T-Mobile disconnected 281 backhaul circuits during the nine months ended September 30, 2023 as part of their previously announced rationalization of the former Sprint network. The Company expects approximately 80 additional backhaul disconnects as part of the network rationalization.

Cost of services
Cost of services for the nine months ended September 30, 2023, decreased approximately $0.4 million, or 0.5%, compared with the nine months ended September 30, 2022, primarily driven by lower payroll costs due to higher capitalized labor and lower medical benefit costs, partially offset by higher line costs due to the expansion of the network into new markets and mobile switching centers of wireless carrier customers as well as higher regulatory costs.

Selling, general and administrative
Selling, general and administrative expense for the nine months ended September 30, 2023, increased $4.7 million, or 11.4%, compared with the nine months ended September 30, 2022, primarily driven by higher advertising costs associated with the Company’s expansion of Glo Fiber and a change in strategy to drive more gross subscriber additions to low cost sales channels and higher operating taxes associated with increased network assets associated with the expansion of Glo Fiber.

Impairment expense
The Company recorded impairment charges of $2.6 million during the nine months ended September 30, 2023, compared with $4.9 million of impairment charges recorded during the nine months ended September 30, 2022. Impairment charges for the nine months ended September 30, 2023 were primarily a result of colocation lease right-of-use and Beam fixed wireless assets that are no longer expected to be used and have no alternative use, while impairment charges in the nine months ended September 30, 2022 were primarily a result of the Company’s expected decommissioning of Beam fixed wireless sites.

Depreciation and amortization
Depreciation and amortization increased $3.2 million, or 7.4%, compared with the nine months ended September 30, 2022, primarily driven by the Company’s expansion of its Glo Fiber network, partially offset by the acceleration of depreciation associated with assets at Beam sites for the nine months ended September 30, 2022, with no corresponding accelerated depreciation during the current period.
Tower

Our Tower segment owns cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

The following table indicates selected operating statistics of the Tower segment:

	September 30, 2023	September 30, 2022
Macro tower sites	220	222
Tenants	446	457
Average tenants per tower	2.0	2.0

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Tower results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Tower revenue	$4,644	100.0	$4,677	100.0	(33)	(0.7)
Tower operating expenses	2,547	54.8	2,087	44.6	460	22.0
Tower operating income	$2,097	45.2	$2,590	55.4	(493)	(19.0)

Revenue
Revenue for the three months ended September 30, 2023 was consistent with revenue for the three months ended September 30, 2022.

Operating expenses
Operating expenses increased approximately $0.5 million, or 22.0%, for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily driven by higher maintenance and depreciation costs.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Tower results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
Tower revenue	$13,973	100.0	$14,226	100.0	(253)	(1.8)
Tower operating expenses	6,968	49.9	6,598	46.4	370	5.6
Tower operating income	$7,005	50.1	$7,628	53.6	(623)	(8.2)

Revenue
Revenue decreased approximately $0.3 million, or 1.8%, for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, primarily driven by lower application fee revenue.

Operating expenses
Operating expenses increased approximately $0.4 million, or 5.6% for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily driven by higher maintenance costs.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings under our Credit Agreement, dated July 1, 2021 and as amended in May 2023 (the “Credit Agreement”). The Credit Agreement contains (i) a $100 million, five-year undrawn revolving credit facility (the “Revolver”), (ii) a $150 million five-year delayed draw amortizing term loan (“Term Loan A-1”) and (iii) a $150 million seven-year delayed draw amortizing term loan (“Term Loan A-2” and collectively with Term Loan A-1, the “Term Loans”).

In 2021, Congress passed the American Rescue Plan Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $90.1 million in grants to serve approximately 28,500 unserved homes in the states of Virginia, West Virginia and Maryland. The grants will be paid to the Company as certain milestones are completed. The Company expects to fulfill its performance obligations during the period from 2023 to 2025.

As of September 30, 2023, our cash and cash equivalents totaled $36.0 million and the availability under our delayed draw Term Loans and Revolver was $250.0 million, for total available liquidity of $286.0 million.

Operating activities generated approximately $91.7 million of cash during the nine months ended September 30, 2023, representing an increase of $35.5 million compared with the prior year period, driven primarily by tax refunds received during the nine months ended September 30, 2023 and changes in working capital, partially offset by settlement of Shentel’s pension plan.

Net cash used in investing activities increased $41.8 million during the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, primarily driven by a $58.0 million increase in capital expenditures as a result of higher spending in the Broadband segment to enable our Glo Fiber market expansion, partially offset by $17.3 million in cash receipts resulting from our sale of FCC spectrum licenses upon the closing of the Spectrum Transaction in July 2023.

Net cash provided by financing activities was $72.7 million during the nine months ended September 30, 2023, compared with net cash provided by financing activities of $23.1 million for the nine months ended September 30, 2022. The change was primarily driven by an increase of $50.0 million in borrowings under the Team Loans.

The Company has received approximately $29.0 million in net cash refunds for income and sales taxes during the nine months ended September 30, 2023.

Indebtedness: To date, Shentel has borrowed $75.0 million under each of the delayed draw Term Loan facilities available under the Credit Agreement for a total of $150.0 million. The commitments of the lenders under the Credit Agreement to make these Term Loans to us expire on December 31, 2023. After this date, we will not be able to borrow any undrawn portion of the Term Loan commitments. We expect to borrow the remaining $150.0 million available under these Term Loans by December 31, 2023 to fund planned capital expenditures to continue our Glo Fiber network expansion. As of September 30, 2023, the Company’s indebtedness totaled approximately $149.9 million, net of unamortized loan fees of $0.1 million, with an annualized overall weighted average effective interest rate of approximately 6.17%.

The Company will be required to commence making principal repayments of these Term Loans on March 31, 2024. The amount of these principal repayments is calculated as a percentage of the principal amount of the Term Loans outstanding. Based on the principal amounts outstanding as of September 30, 2023, (i) the first Term Loan will require quarterly principal repayments of $0.5 million from March 31, 2024 through June 30, 2024, then increasing to $0.9 million quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026, and (ii) the second Term Loan will require quarterly principal repayments of $0.2 million from March 31, 2024 through March 31, 2028, with the remaining balance due June 30, 2028. These repayment amounts, as well as our interest expense, will increase to the extent we borrow any of the remaining $150.0 million available under the Term Loans by the borrowing deadline as we expect.

Refer to Note 8, Debt, for more information about the Credit Agreement.

As of September 30, 2023, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flow from operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the first nine months of 2023, our capital expenditures of $190.4 million exceeded our net cash provided by operating activities by $98.7 million, and we expect our capital expenditures will continue to exceed the cash flow provided from operations through 2025, as we expand our Glo Fiber broadband network to potentially reach over 450,000 passings, excluding the impact from the Horizon acquisition and financings noted in Recent Developments.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have borrowed a total of $150.0 million pursuant to the variable rate delayed draw Term Loans available under the Credit Agreement, and we expect to continue to borrow under our Credit Agreement as needed to fund the Company’s future capital expenditures. We expect to draw an additional $150.0 million against the Credit Agreement by December 31, 2023. Fluctuations in interest rates on future borrowings could result in increased market risk.

As of September 30, 2023, the Company had $150.0 million of gross variable rate debt outstanding, bearing interest at an annualized weighted average effective rate of 6.17%. An increase in market interest rates of 1.00% would add approximately $1.5 million to annual interest expense.

In May 2023, Shentel entered into pay fixed, receive variable interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms beginning in May 2024 which extend through their maturity dates in June 2026. The Swaps are designated as cash flow hedges, representing 50% of the Company’s expected outstanding debt (including expected future borrowings under the Term Loans). The Company uses the Swaps to manage its exposure to interest rate risk for its long-term variable-rate Term Loans through interest rate swaps. When the Swaps’ payments term begins, Shentel will effectively pay a fixed weighted-average interest rate of 2.90%, prior to margin added associated with our credit facility.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of September 30, 2023, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended September 30, 2023, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
July 1 to July 31	—	$—
August 1 to August 31	—	$—
September 1 to September 30	—	$—
Total	—

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
Date: November 3, 2023