Form 10-Q
period 2024-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2024-05-03
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	54,547,093
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on April 26, 2024)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$389,735	$139,255
Accounts receivable, net of allowance for credit losses of $1,064 and $886, respectively	18,228	19,782
Income taxes receivable	2,618	4,691
Prepaid expenses and other	15,025	11,782
Current assets held for sale	561	561
Total current assets	426,167	176,071
Investments	13,408	13,198
Property, plant and equipment, net	896,208	850,337
Goodwill and intangible assets, net	81,083	81,123
Operating lease right-of-use assets	14,170	13,024
Deferred charges and other assets	14,886	11,561
Non-current assets held for sale	—	68,915
Total assets	$1,445,922	$1,214,229
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$7,879	$7,095
Accounts payable	50,281	53,546
Advanced billings and customer deposits	12,267	12,394
Accrued compensation	7,337	11,749
Current operating lease liabilities	2,266	2,222
Accrued liabilities and other	11,003	7,747
Current liabilities held for sale	—	3,602
Total current liabilities	91,033	98,355
Long-term debt, less current maturities, net of unamortized loan fees	290,716	292,804
Other long-term liabilities:
Deferred income taxes	163,726	85,664
Benefit plan obligations	4,161	3,943
Non-current operating lease liabilities	8,362	7,185
Other liabilities	16,281	16,912
Non-current liabilities held for sale	—	56,696
Total other long-term liabilities	192,530	170,400
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 50,447 and 50,272 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	69,616	66,933
Retained earnings	798,765	584,069
Accumulated other comprehensive income, net of taxes	3,262	1,668
Total shareholders’ equity	871,643	652,670
Total liabilities and shareholders’ equity	$1,445,922	$1,214,229
See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)	Three Months Ended March 31,
	2024	2023
Service revenue and other	$69,248	$67,165
Operating expenses:
Cost of services exclusive of depreciation and amortization	25,985	25,431
Selling, general and administrative	28,596	26,159
Depreciation and amortization	17,443	15,269
Total operating expenses	72,024	66,859
Operating (loss) income	(2,776)	306
Other (expense) income:
Interest expense	(4,076)	(392)
Other income, net	1,736	1,509
(Loss) income from continuing operations before income taxes	(5,116)	1,423
Income tax (benefit) expense	(1,026)	682
(Loss) income from continuing operations	(4,090)	741
Discontinued operations:
Income from discontinued operations, net of tax	1,981	1,325
Gain on the sale of discontinued operations, net of tax	216,805	—
Total income from discontinued operations, net of tax	218,786	1,325
Net income	214,696	2,066

Other comprehensive income:
Unrealized gain on interest rate hedge, net of tax	1,594	—
Comprehensive income	$216,290	$2,066

Net income per share, basic and diluted:
Basic - (Loss) income from continuing operations	$(0.08)	$0.01
Basic - Income from discontinued operations, net of tax	4.33	0.03
Basic net income per share	$4.25	$0.04

Diluted - (Loss) income from continuing operations	$(0.08)	$0.01
Diluted - Income from discontinued operations, net of tax	4.29	0.03
Diluted net income per share	$4.21	$0.04

Weighted average shares outstanding, basic	50,520	50,291
Weighted average shares outstanding, diluted	51,011	50,512

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2023	50,272	$66,933	$584,069	$1,668	$652,670
Net income	—	—	214,696	—	214,696
Stock-based compensation	248	4,135	—	—	4,135
Common stock issued	—	4	—	—	4
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(73)	(1,456)	—	—	(1,456)
Unrealized gain on interest rate hedge, net of tax	—	—	—	1,594	1,594
Balance, March 31, 2024	50,447	$69,616	$798,765	$3,262	$871,643

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2022	50,110	$57,453	$580,554	$—	$638,007
Net income	—	—	2,066	—	2,066
Stock-based compensation	196	3,852	—	—	3,852
Common stock issued	1	11	—	—	11
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(60)	(1,156)	—	—	(1,156)
Balance, March 31, 2023	50,247	$60,160	$582,620	$—	$642,780

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$214,696	$2,066
Income from discontinued operations, net of tax	218,786	1,325
(Loss) income from continuing operations	(4,090)	741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,443	15,269
Stock-based compensation expense, net of amount capitalized	3,966	3,717
Deferred income taxes	(1,026)	2,083
Provision for credit losses	756	383
Other, net	(184)	214
Changes in assets and liabilities:
Accounts receivable	1,726	4,488
Current income taxes	—	24,676
Operating lease assets and liabilities, net	75	2
Other assets	(4,495)	(904)
Accounts payable	(38)	(837)
Other deferrals and accruals	(1,218)	(4,152)
Net cash provided by operating activities - continuing operations	12,915	45,680
Net cash provided by operating activities - discontinued operations	2,243	2,644
Net cash provided by operating activities	15,158	48,324

Cash flows from investing activities:
Capital expenditures	(70,053)	(67,468)
Government grants received	2,710	—
Proceeds from sale of assets and other	—	101
Net cash used in investing activities - continuing operations	(67,343)	(67,367)
Net cash provided by (used in) investing activities - discontinued operations	305,827	(203)
Net cash provided by (used in) investing activities	238,484	(67,570)

Cash flows from financing activities:
Principal payments on long-term debt	(1,312)	—
Proceeds from credit facility borrowings	—	25,000
Taxes paid for equity award issuances	(1,456)	(1,156)
Payments for financing arrangements and other	(394)	(263)
Net cash (used in) provided by financing activities	(3,162)	23,581
Net increase in cash and cash equivalents	250,480	4,335
Cash and cash equivalents, beginning of period	139,255	44,061
Cash and cash equivalents, end of period	$389,735	$48,396

Supplemental Disclosures of Cash Flow Information
Interest paid	$5,262	$1,327
Income tax refunds received, net	$—	$25,030

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Other Information

Shenandoah Telecommunications Company and its subsidiaries (collectively, “Shentel”, “we”, “our”, “us”, or the “Company”) provide broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by a fiber network.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Sale of Shentel’s Tower Portfolio

On March 29, 2024, Shenandoah Mobile, LLC, a wholly-owned subsidiary of Shenandoah Telecommunications Company, completed the initial closing of its previously disclosed sale of substantially all of Shentel’s tower portfolio and operations (“Tower Portfolio”) to Vertical Bridge Holdco, LLC for $309.9 million (the “Tower Transaction”). The Company received $305.8 million, net of certain transaction costs at the time of the initial closing. At the initial close, the Company conveyed sites representing approximately 99.5% of the tower portfolio value. The Company expects to convey the remaining tower sites in the portfolio by the end of March 2025. The Tower Transaction was completed pursuant to the terms of a Purchase and Sale Agreement, dated February 29, 2024, as amended by Amendment No. 1 to the Purchase and Sale Agreement, dated March 29, 2024.

The Tower Portfolio represented substantially all of the assets and operations in Shentel’s previously reported Tower Reporting Segment and the Tower Transaction represented a strategic shift in the Company’s business. Consequently, the Tower Portfolio has been reclassified as a discontinued operation. For all periods presented, the assets and liabilities that transferred in the Tower Transaction (the “disposal group”) are presented as held for sale in our unaudited condensed consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our unaudited condensed consolidated statements of comprehensive income and unaudited condensed consolidated statements of cash flows. Refer to Note 14, Discontinued Operations for more information regarding the presentation of the disposal group in the Company’s financial statements.

As a result of the sale of the Tower Portfolio, the Company has one reportable segment. Consequently, segment reporting previously disclosed is no longer applicable.

Adoption of New Accounting Standards

There have been no material developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s unaudited condensed consolidated financial statements and note disclosures from those disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, that would be expected to impact the Company.

Note 2. Revenue from Contracts with Customers
The Company’s revenues by activity type are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Residential & SMB - Cable Markets	$44,370	$44,756
Residential & SMB - Glo Fiber Markets	12,118	7,003
Commercial Fiber	9,377	11,698
RLEC & Other	3,383	3,708
Service revenue and other	$69,248	$67,165

Contract Assets

The Company’s contract assets primarily include commissions incurred to acquire contracts with customers. The Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period which is approximately six years. The Company’s current contract assets are included in prepaid expenses and other and the Company’s non-current contract assets are included in deferred charges and other assets in its unaudited condensed consolidated balance sheets. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of comprehensive income.

The following tables present the activity of current and non-current contract assets:

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning Balance	$8,633	$8,646
Commission payments	851	891
Contract asset amortization	(717)	(781)
Ending Balance	$8,767	$8,756

Contract Liabilities

The Company’s contract liabilities include services that are billed in advance and recorded as deferred revenue, as well as installation fees that are charged upfront without transfer of commensurate goods or services to the customer. The Company’s current contract liabilities are included in advanced billings and customer deposits in its unaudited condensed consolidated balance sheets and the Company’s non-current contract liabilities are included in other liabilities in its unaudited condensed consolidated balance sheets.

Shentel’s current contract liability balances were $10.0 million at both March 31, 2024 and December 31, 2023, respectively. Shentel’s non-current contract liability balances were $0.9 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively. Shentel expects its current contract liability balances to be recognized as revenues during the twelve-month periods following the respective balance sheet dates and its non-current contract liability balances to be recognized as revenues after the twelve-month periods following the respective balance sheet dates.

Note 3. Investments

Investments consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
SERP investments at fair value	$2,467	$2,290
Cost method investments	10,708	10,675
Equity method investments	233	233
Total investments	$13,408	$13,198

SERP investments at fair value: The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy.

Cost method investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $10.1 million at both March 31, 2024 and December 31, 2023. We recognized approximately $0.3 million and $0.1 million of patronage income in other income for the three months ended March 31, 2024 and 2023, respectively. The Company expects that approximately 88% of the patronage distributions will be collected in cash and 12% in equity in 2024.

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

($ in thousands)	Estimated Useful Lives	March 31, 2024	December 31, 2023
Land		$3,671	$3,671
Land improvements	10 years	4,448	4,448
Buildings and structures	10 - 45 years	43,027	42,871
Cable and fiber	15 - 30 years	833,360	799,612
Equipment and software	4 - 8 years	348,677	331,595
Plant in service		1,233,183	1,182,197
Plant under construction		156,513	145,623
Total property, plant and equipment		1,389,696	1,327,820
Less: accumulated depreciation and amortization		(493,488)	(477,483)
Property, plant and equipment, net		$896,208	$850,337

Property, plant and equipment, net increased due primarily to capital expenditures driven by the Company’s Glo Fiber market expansion. The Company’s accounts payable as of March 31, 2024 and December 31, 2023 included amounts associated with capital expenditures of approximately $48.4 million and $51.1 million, respectively. Depreciation and amortization expense was $17.3 million and $15.1 million during the three months ended March 31, 2024 and 2023, respectively.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights and other	300	—	300	217	—	217
Total indefinite-lived intangibles	76,756	—	76,756	76,673	—	76,673

Finite-lived intangibles:
Subscriber relationships	28,425	(27,485)	940	28,425	(27,370)	1,055
Other intangibles	510	(367)	143	510	(359)	151
Total finite-lived intangibles	28,935	(27,852)	1,083	28,935	(27,729)	1,206
Total goodwill and intangible assets	$108,935	$(27,852)	$81,083	$108,852	$(27,729)	$81,123

Amortization expense was $0.1 million during each of the three months ended March 31, 2024 and 2023.

Note 6. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid maintenance expenses	$7,365	$5,157
Broadband contract acquisition costs	2,757	2,675
Interest rate swaps	2,626	1,443
Other	2,277	2,507
Prepaid expenses and other	$15,025	$11,782

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	March 31, 2024	December 31, 2023
Broadband contract acquisition costs	$6,010	$5,958
Interest rate swaps	1,735	798
Prepaid expenses and other	7,141	4,805
Deferred charges and other assets	$14,886	$11,561

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued programming costs	$3,624	$3,209
Other current liabilities	7,379	4,538
Accrued liabilities and other	$11,003	$7,747

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	March 31, 2024	December 31, 2023
Noncurrent portion of deferred lease revenue	$14,346	$14,670
Noncurrent portion of financing leases	1,306	1,395
Other	629	847
Other liabilities	$16,281	$16,912

Note 7. Leases

The Company leases various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended March 31,
(in thousands)		2024	2023
Finance lease cost
Amortization of leased assets	Depreciation	$119	$119
Interest on lease liabilities	Interest expense	19	20
Operating lease cost	Operating expense[1]	736	856
Lease cost		$874	$995
_________________________________________
(1)Operating lease expense is presented in cost of services or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of March 31, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
2024 (remainder of the year)	$1,893	$73	$1,966
2025	2,643	180	2,823
2026	1,841	153	1,994
2027	979	155	1,134
2028	698	158	856
2029 and thereafter	7,752	1,201	8,953
Total lease payments	15,806	1,920	17,726
Less: Interest	(5,178)	(507)	(5,685)
Present value of lease liabilities	$10,628	$1,413	$12,041

Other information related to operating and finance leases was as follows:

	March 31, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (years)	10.4	7.1
Weighted average discount rate	5.8%	5.0%
Finance leases
Weighted average remaining lease term (years)	12.3	12.3
Weighted average discount rate	5.2%	5.2%

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for operating lease liabilities	$765	$877
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	1,737	1,493

Note 8. Debt

Shentel has a credit agreement, dated as of July 1, 2021 (as amended by (i) Amendment No. 1 to Credit Agreement, dated as of May 17, 2023 and (ii) Consent and Amendment No. 2 to Credit Agreement, dated as of October 24, 2023, the “Credit Agreement”), with various financial institutions party thereto (the “Lenders”) and CoBank, ACB, as administrative agent for the Lenders, which contains (i) a $100 million, five-year available revolving credit facility (the “Revolver”), (ii) a $150 million five-year delayed draw amortizing term loan (“Term Loan A-1”) and (iii) a $150 million seven-year delayed draw amortizing term loan (“Term Loan A-2” and collectively with Term Loan A-1, the “Term Loans”). The following loans were outstanding under the Credit Agreement:

(in thousands)	March 31, 2024	December 31, 2023
Term loan A-1	$149,063	$150,000
Term loan A-2	149,625	150,000
Total debt	298,688	300,000
Less: unamortized loan fees	(93)	(101)
Total debt, net of unamortized loan fees	$298,595	$299,899

Both Term Loan A-1 and Term Loan A-2 bore interest at one-month LIBOR plus a margin of 1.50% until May 2023 and now bear interest at one-month term SOFR plus a margin of 1.60%. The margin of 1.60% is variable and determined by the Company’s net leverage ratio. Interest is paid monthly. The interest rate was 6.93% and 6.95% at March 31, 2024 and December 31, 2023, respectively.

Interest expense recorded in Shentel’s unaudited condensed consolidated statements of comprehensive income consists of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest expense	$5,383	$1,463
Less: capitalized interest	(1,307)	(1,071)
Interest expense, net of capitalized interest	$4,076	$392

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance. Based on the outstanding balance as of March 31, 2024, Term Loan A-1 requires quarterly principal repayments of 0.63% from March 31, 2024 through June 30, 2024; then increasing to 1.25% quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026. Based on the outstanding balance as of March 31, 2024, Term Loan A-2 requires quarterly principal repayments of 0.25% from March 31, 2024 through March 31, 2028, with the remaining balance due June 30, 2028.

The following table summarizes the expected payments of Shentel’s outstanding borrowings as of March 31, 2024:

(in thousands)	Amount
2024	$5,731
2025	8,568
2026	138,827
2027	1,450
2028	144,112
Total	$298,688

Shentel has not made any borrowings under its Revolver as of March 31, 2024. In the event borrowings are made in the future, the entire outstanding principal amount borrowed is due June 30, 2026.

The Credit Agreement is fully secured by a pledge and unconditional guarantee from the Company and all of its subsidiaries, except Shenandoah Telephone Company. This provides the lenders a security interest in substantially all of the assets of the Company.

Refer to Note 15, Subsequent Events, for events that occurred subsequent to March 31, 2024 which affect Shentel’s Credit Agreement.

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

The Swaps were determined to be highly effective hedges and therefore all change in the fair value of the Swaps was recognized in other comprehensive income. Since the Company did not have outstanding interest rate swaps in the prior year period, there were no gains or losses recorded for the three months ended March 31, 2023. Shentel expects to begin reclassifying amounts related to the Swaps from accumulated other comprehensive income to interest expense in May 2024, when the payment periods of the Swaps begin.

The table below presents the fair value of the Swaps as well as their classification in the unaudited condensed consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	March 31, 2024	December 31, 2023
Balance sheet line item of derivative financial instruments:
Prepaid expenses and other	$2,626	$1,443
Deferred charges and other assets	1,735	798
Total derivatives designated as hedging instruments	$4,361	$2,241

The table below summarizes changes in accumulated other comprehensive income by component:

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2023	$2,241	$(573)	$1,668
Net change in unrealized gain	2,120	(526)	1,594
Balance, March 31, 2024	$4,361	$(1,099)	$3,262

Note 10. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is currently involved in one state income tax audit and no federal income tax audits as of March 31, 2024. The Company’s income tax returns are generally open to examination from 2020 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2004 forward.

The effective tax rates for the three and three months ended March 31, 2024 and 2023, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended March 31,
(in thousands)	2024	2023
Expected tax (benefit) expense at federal statutory	$(1,074)	$299
State income tax (benefit) expense, net of federal tax effect	(262)	77
Excess tax deficiency from share-based compensation and other expense, net	310	306
Income tax (benefit) expense	$(1,026)	$682

The Company made no cash payments and received no cash refunds for income taxes for the three months ended March 31, 2024. The Company received $25.0 million in cash refunds for income taxes for the three months ended March 31, 2023.

Note 11. Stock Compensation and Earnings (Loss) per Share

Activity related to the Company’s restricted stock units (“RSUs”) was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2023	825	$21.16
Granted	334	$20.64
Vested	(247)	$22.13
Forfeited	—	$—
Outstanding awards, March 31, 2024	912	$20.73

The total fair value of RSUs vested was $4.9 million during the three months ended March 31, 2024.

Activity related to the Company’s Relative Total Shareholder Return RSUs (“RTSRs”) was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2023	293	$25.80
Granted	128	$22.30
Vested	—	$—
Forfeited	—	$—
Outstanding awards, March 31, 2024	421	$24.74

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock compensation expense	$4,135	$3,852
Capitalized stock compensation	(169)	(135)
Stock compensation expense, net	$3,966	$3,717

As of March 31, 2024, there was $13.8 million of total unrecognized compensation cost related to non-vested RSUs and RTSRs which is expected to be recognized over weighted average period of 2.3 years.

We utilize the treasury stock method to calculate the impact on diluted earnings (loss) per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Calculation of net income per share:
(Loss) income from continuing operations	$(4,090)	$741
Total income from discontinued operations, net of tax	218,786	1,325
Net income	$214,696	$2,066

Basic weighted average shares outstanding	50,520	50,291

Basic net (loss) income per share - continuing operations	$(0.08)	$0.01
Basic net income per share - discontinued operations	4.33	0.03
Basic net income per share	$4.25	$0.04

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	50,520	50,291
Effect from dilutive shares and options outstanding	491	221
Diluted weighted average shares outstanding	51,011	50,512

Diluted net (loss) income per share - continuing operations	$(0.08)	$0.01
Diluted net income per share - discontinued operations	4.29	0.03
Diluted net income per share	$4.21	$0.04
There were approximately 462,000 and 478,000 anti-dilutive equity awards outstanding during the three months ended March 31, 2024 and 2023, respectively.

Note 12. Government Grants

During the three months ended March 31, 2024, Shentel was awarded an additional grant of $0.6 million to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $2.7 million in cash reimbursements during the three months ended March 31, 2024 and had approximately $2.8 million and $1.9 million in accounts receivable as of March 31, 2024 and December 31, 2023, respectively. The Company did not recognize any material amounts under these programs during the three months ended March 31, 2023.

Note 13. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 7, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2027.

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

Note 14. Discontinued Operations

As discussed in Note 1, Basis of Presentation and Other Information above, the Tower Transaction represented a strategic shift in the Company’s business and the Tower Portfolio has been reclassified as a discontinued operation. As a result, for all periods presented, the assets and liabilities that transferred in the Tower Transaction disposal group are presented as held for sale in our unaudited condensed consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our unaudited condensed consolidated statements of comprehensive income and unaudited condensed consolidated statements of cash flows.

The carrying amounts of the major classes of assets and liabilities, classified as held for sale in the unaudited condensed consolidated balance sheets, were as follows:

(in thousands)	December 31, 2023
ASSETS
Property, plant and equipment, net	$29,162
Operating lease right-of-use assets	37,616
Deferred charges and other assets	2,137
Noncurrent assets held for sale	$68,915

LIABILITIES
Accrued liabilities and other current liabilities	$3,602
Current liabilities held for sale	$3,602

Deferred income taxes	$2,483
Asset retirement obligations	9,516
Non-current operating lease liabilities	41,173
Other liabilities	3,524
Noncurrent liabilities held for sale	$56,696

Income from discontinued operations, net of tax in the unaudited condensed consolidated statements of comprehensive income consist of the following for the periods ended:

(in thousands)	Three Months Ended March 31,
	2024	2023
Service revenue and other	$4,542	$4,576
Operating expenses:
Cost of services	1,059	1,191
Selling, general and administrative	572	450
Depreciation and amortization	222	513
Total operating expenses	1,853	2,154
Operating income	2,689	2,422
Other income:
Gain on sale of disposition of Tower Portfolio	294,250	—
Income before income taxes	296,939	2,422
Income tax expense	78,153	1,097
Income from discontinued operations, net of tax	$218,786	$1,325

Consummation of the sale triggered the recognition of approximately $4.4 million of incremental transaction costs during the three months ended March 31, 2024, for contingent deal advisory fees and legal expenses, which are netted against the gain on sale of disposition of Tower Portfolio.

Note 15. Subsequent Events

Horizon Transaction

On April 1, 2024 (the “Closing Date”), Shentel completed its previously announced acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”). On the Closing Date, Shentel acquired 100% of the outstanding equity interests of Horizon in exchange for (i) issuing 4,100,375 shares of Shentel’s common stock to a selling shareholder of Horizon; and (ii) paying $305 million in cash consideration to the other sellers and certain third parties, including Horizon’s existing lenders to discharge debt (collectively, the “Horizon Transaction”). The Horizon selling shareholder has agreed to an investor rights agreement with the Company that includes among other provision, a one year lockup period of common shares received.

In addition, Shentel paid certain sellers an additional amount of approximately $39 million based on Horizon’s capital expenditures funded by capital contributions of such Sellers between July 1, 2023 and the Closing Date, plus interest in the amount of 6.00% per annum.

Shentel is in the process of finalizing its evaluation of the tangible and intangible assets acquired and liabilities assumed, as well as the initial purchase price allocation as of the acquisition date, including the determination of any resulting goodwill; therefore, this information cannot be provided at this time.

Series A Preferred Stock

Contemporaneously with the Horizon Transaction, Shentel and Shentel Broadband Holding Inc., a wholly-owned subsidiary of Shentel (“Shentel Broadband”), entered into an investment agreement (the “Investment Agreement”) with a third party (the “Investor”). Subject to the terms and conditions set forth in the Investment Agreement, on the Closing Date, Shentel Broadband issued 81,000 shares of Shentel Broadband’s 7% Series A Participating Exchangeable Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share in exchange for $81 million in cash. The Series A Preferred Stock is exchangeable at the option of the Investor in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share (as it may be adjusted pursuant to the terms of the Investment Agreement, the “Exchange Price”).

As a condition to closing the transactions contemplated by the Investment Agreement, Shentel completed a corporate reorganization of Shentel’s subsidiaries (the “Reorganization”). As a result of the Reorganization effected on the Closing Date, Shentel Broadband, both directly and through its subsidiaries, holds substantially all of the operating assets of Shentel.
On the Closing Date, Shentel Broadband filed a certificate of designations with the Secretary of State of the State of Delaware authorizing 100,000 shares of Series A Preferred Stock and setting forth the powers, designations, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock (the “Certificate of Designations”). The Series A Preferred Stock ranks senior to Shentel’s Common Stock with respect to the payment of dividends and with respect to the distribution of assets upon Shentel Broadband’s liquidation, dissolution or winding up. Dividends on the Series A Preferred Stock accrue at 7% per annum compounded and payable quarterly in arrears, and, at Shentel’s option, may be paid in cash or in kind (such dividends paid in kind, “PIK Dividends”). The PIK Dividend rate is subject to increase to 8.5% and 10% after the fifth and seventh anniversaries of the Closing Date, respectively, to the extent any dividends accrued during the period from and including such anniversary dates are paid in the form of PIK Dividends.

Beginning two years after the Closing Date, Shentel may require the Investor to exchange the Series A Preferred Stock for shares of Common Stock if the price per share of the Common Stock exceeds 125% of the Exchange Price, subject to certain conditions. After five years, Shentel may redeem all of the Series A Preferred Stock for the greater of (i) $1,000 per share, plus (a) any accrued PIK Dividend amount and (b) accrued and unpaid dividends to, but excluding the redemption date (to the extent such accrued and unpaid dividends are not included in such PIK Dividend amount), and (ii) the value of the shares of Common Stock for which such Series A Preferred Stock are exchangeable.

Under the terms of the Investment Agreement, the Investor has the right to nominate a director to the Board so long as the Investor beneficially owns at least 7.5% of Shentel’s outstanding Common Stock (including on an as exchanged basis with respect to the Series A Preferred Stock).

So long as the Investor beneficially owns at least 7.5% of Shentel’s outstanding Common Stock (including on an as exchanged basis with respect to the Series A Preferred Stock), the Investor is subject to certain standstill provisions and voting covenants and has certain other rights with respect to the shares of Series A Preferred Stock, including, among others, pre-emptive, information and participation rights. The shares of Series A Preferred Stock are subject to a lock-up until the first anniversary of the Closing Date and are subject to certain other transfer restrictions.

Amendment No. 3 to Credit Agreement

On April 1, 2024, Shentel entered into Amendment No. 3 to Credit Agreement, Incremental Term Loan Funding Agreement, Joinder and Assignment and Assumption (the “Third Amendment”) to its existing Credit Agreement, dated as of July 1, 2021, with various financial institutions party thereto (the “Lenders”) and CoBank, ACB, as administrative agent for the Lenders (as previously amended by Amendment No. 1 to Credit Agreement, dated as of May 17, 2023, and Consent and Amendment No. 2 to Credit Agreement, dated October 24, 2023, the “Credit Agreement”).

The Third Amendment provides for, among other things, incremental delay draw term loan commitments under the Credit Agreement in an aggregate amount equal to $225 million and an increase in the revolving commitment under the Credit Agreement in an amount equal to $50 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will,” “should,” “could” or “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position, operating results and cash flows, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023 (“2023 Form 10-K”). The forward-looking statements included in this Form 10-Q are made only as of the date of the statement. We undertake no obligation to revise or update such statements to reflect current events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events, except as required by law.
The following management’s discussion and analysis should be read in conjunction with the Company’s 2023 Form 10-K, including the consolidated financial statements and related notes included therein.

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”) is a provider of a comprehensive range of broadband communication services in the Mid-Atlantic portion of the United States.

Recent Developments

Sale of Shentel’s Tower Portfolio

On March 29, 2024, Shenandoah Mobile, LLC, a wholly-owned subsidiary of Shenandoah Telecommunications Company, completed the initial closing of its previously disclosed sale of substantially all of Shentel’s tower portfolio and operations (“Tower Portfolio”) to Vertical Bridge Holdco, LLC for $309.9 million (the “Tower Transaction”). The Company received $305.8 million, net of certain transaction costs at the time of the initial closing. At the initial close, the Company conveyed approximately 99.5% of the tower portfolio. The Company expects to convey the remaining tower sites in the portfolio by the end of March 2025. The Tower Transaction was completed pursuant to the terms of a Purchase and Sale Agreement, dated February 29, 2024, as amended by Amendment No. 1 to the Purchase and Sale Agreement, dated March 29, 2024.

The Tower Portfolio represented substantially all of the assets and operations in Shentel’s previously reported Tower Reporting Segment and the Tower Transaction represented a strategic shift in the Company’s business. Consequently, the Tower Portfolio has been reclassified as a discontinued operation. For all periods presented, the assets and liabilities that transferred in the Tower Transaction (the “disposal group”) are presented as held for sale in our unaudited condensed consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our unaudited condensed consolidated statements of comprehensive income and unaudited condensed consolidated statements of cash flows. Refer to Note 14, Discontinued Operations, in Part I, Item 1 of this quarterly report on Form 10-Q for more information regarding the presentation of the disposal group in the Company’s financial statements.

The Tower Transaction also represents a sale of the Tower segment as the Tower Portfolio constituted substantially all of the assets and liabilities and the totality of operations reported in the Tower segment. Under the new organizational and reporting structure, the Company has one reportable segment. Consequently, segment reporting previously disclosed is no longer applicable.

As a result of the sale of the Tower Portfolio, the Company has one reportable segment. Consequently, segment reporting previously disclosed is no longer applicable.

Results of Operations

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2024	% of Revenue	2023	% of Revenue	$	%
External revenue
Residential & SMB - Cable Markets	$44,370	64.1%	$44,756	66.6%	$(386)	(0.9)%
Residential & SMB - Glo Fiber Markets	12,118	17.5%	7,003	10.4%	5,115	73.0%
Commercial Fiber	9,377	13.5%	11,698	17.4%	(2,321)	(19.8)%
RLEC & Other	3,383	4.9%	3,708	5.5%	(325)	(8.8)%
Total revenue	69,248	100.0%	67,165	100.0%	2,083	3.1%
Operating expenses
Cost of services	25,985	37.5%	25,431	37.9%	554	2.2%
Selling, general and administrative	28,596	41.3%	26,159	38.9%	2,437	9.3%
Depreciation and amortization	17,443	25.2%	15,269	22.7%	2,174	14.2%
Total operating expenses	72,024	104.0%	66,859	99.5%	5,165	7.7%
Operating (loss) income	$(2,776)	(4.0)%	$306	0.5%	$(3,082)	NMF
Other income (expense):
Other income (expense), net	(2,340)	(3.4)%	1,117	1.7%	(3,457)	NMF
(Loss) income from continuing operations before income taxes	(5,116)	(7.4)%	1,423	2.1%	(6,539)	NMF
Income tax (benefit) expense	(1,026)	(1.5)%	682	1.0%	(1,708)	NMF
(Loss) income from continuing operations	(4,090)	(5.9)%	741	1.1%	(4,831)	NMF
Income from discontinued operations, net of tax	218,786	315.9%	1,325	2.0%	217,461	NMF
Net income	$214,696	310.0%	$2,066	3.1%	$212,630	NMF

Residential & SMB - Cable Markets revenue
Residential & SMB - Cable Markets revenue for the three months ended March 31, 2024 decreased approximately $0.4 million, or 0.9%, compared with the three months ended March 31, 2023, primarily driven by a 15.1% year-over-year decline in video RGUs, partially offset by a 2.4% increase in data ARPU driven by increased customer demand for higher speed data service.

Residential & SMB - Glo Fiber Markets revenue
Residential & SMB - Glo Fiber Markets revenue for the three months ended March 31, 2024 increased approximately $5.1 million, or 73.0%, compared with the three months ended March 31, 2023, primarily driven by 62.3% year-over-year growth in data RGUs driven by the Company’s expansion of Glo Fiber and a 9.7% increase in data ARPU.

Commercial Fiber revenue
Commercial Fiber revenue for the three months ended March 31, 2024 decreased approximately $2.3 million, or 19.8%, compared with the three months ended March 31, 2023, primarily driven by the expected decline in T-Mobile revenue from prior period backhaul circuit disconnects as part of the previously disclosed decommissioning of the former Sprint network.

RLEC & Other revenue
RLEC & Other revenue for the three months ended March 31, 2024 decreased approximately $0.3 million, or 8.8%, compared with the three months ended March 31, 2023, primarily driven by a 25.8% year-over-year decline in RLEC data RGUs as customers migrate to cable and fiber based products.

Cost of services
Cost of services for the three months ended March 31, 2024, increased approximately $0.6 million, or 2.2%, compared with the three months ended March 31, 2023, primarily driven by a 17% increase in average cost per video RGU as a result of annual programming cost increases and higher line costs from expanding our Glo Fiber network into new markets.

Selling, general and administrative
Selling, general and administrative expense for the three months ended March 31, 2024, increased $2.4 million, or 9.3%, compared with the three months ended March 31, 2023, primarily driven by higher advertising costs associated with the Company’s expansion of Glo Fiber, higher bad debt charges due to macro-economic conditions and higher payroll and stock compensation expenses.

Depreciation and amortization
Depreciation and amortization increased $2.2 million, or 14.2%, compared with the three months ended March 31, 2023, primarily driven by the Company’s expansion of its Glo Fiber network.

Other income (expense), net
Other expense, net was $2.3 million for the three months ended March 31, 2024 compared with other income, net of $1.1 million for the three months ended March 31, 2023, primarily driven by an increase in interest expense due to a higher outstanding debt balance during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Income tax (benefit) expense
The Company recognized $1.0 million of income tax benefit for the three months ended March 31, 2024, compared with $0.7 million of income tax expense for the three months ended March 31, 2023. The $1.7 million increase in income tax benefit was driven by higher pre-tax loss from continuing operations during the three months ended March 31, 2024.

Additional Information

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via fiber optics under the brand name of Glo Fiber and hybrid fiber coaxial cable under the brand name of Shentel. The Company also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Company also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by over 10,100 route miles of fiber.

The following table indicates selected operating statistics:

	March 31, 2024	March 31, 2023
Homes and businesses passed (1)	476,081	377,348
Cable Markets	216,514	212,290
Glo Fiber Markets	259,567	165,058

Residential & Small and Medium Business ("SMB") Revenue Generating Units ("RGUs"):
Broadband Data	155,687	138,713
Cable Markets	108,958	109,920
Glo Fiber Markets	46,729	28,793
Video	40,148	45,660
Voice	40,734	40,135
Total Residential & SMB RGUs (excludes RLEC)	236,569	224,508

Residential & SMB Penetration (2)
Broadband Data	32.7%	36.8%
Cable Markets	50.3%	51.8%
Glo Fiber Markets	18.0%	17.4%
Video	8.4%	12.1%
Voice	8.9%	11.2%

Residential & SMB Average Revenue per User ("ARPU") (3)
Broadband Data	$83.83	$81.09
Cable Markets	$84.81	$82.83
Glo Fiber Markets	$81.39	$74.18
Video	$116.19	$105.51
Voice	$24.77	$25.25

Fiber route miles	10,132	8,663
Total fiber miles (4)	883,199	709,123
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

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings under our Credit Agreement, dated July 1, 2021 (as amended by (i) Amendment No. 1 to Credit Agreement, dated as of May 17, 2023 and (ii) Consent and Amendment No. 2 to Credit Agreement, dated as of October 24, 2023, the “Credit Agreement”). The Credit Agreement contains (i) a $100 million, five-year available revolving credit facility (the “Revolver”), (ii) a $150 million five-year delayed draw amortizing term loan (“Term Loan A-1”) and (iii) a $150 million seven-year delayed draw amortizing term loan (“Term Loan A-2” and collectively with Term Loan A-1, the “Term Loans”).

In 2021, Congress passed the American Rescue Plan Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $86.3 million in grants to serve approximately 25,000 unserved homes in the states of Virginia, West Virginia and Maryland. The grants will be paid to the Company as certain milestones are completed. The Company expects to fulfill its obligations under these programs by 2026.

As of March 31, 2024, our cash and cash equivalents totaled $390 million and the availability under our Revolver was $100 million, for total available liquidity of $490 million. As discussed in Note 15, Subsequent Events in Part I, Item 1 of this quarterly report on Form 10-Q, Shentel entered into various agreements on April 1, 2024, which affected the Company’s liquidity. The Company utilized $344 million to fund the acquisition of Horizon (the “Horizon Transaction”), including payment of certain capital expenditures. Furthermore, the Company received $81 million in exchange for the issuance of Series A Preferred Stock (“Preferred Stock”). Finally, the Company amended its Credit Agreement, resulting in incremental delay draw term loan commitments under the Credit Agreement in an aggregate amount equal to $225 million and an increase in the revolving commitment under the Credit Agreement of $50 million. On a pro forma basis for the Horizon Transaction, issuance of Preferred Stock and credit facility amendment and upsizing, total available liquidity was $484 million, including approximately $109 million in cash and cash equivalents, $225 million in delayed draw term loans and $150 million in revolving line of credit. On a pro forma basis for the above transactions, debt, net of the Company’s cash balance, was approximately $190 million.

As discussed above, Shentel sold its Tower Portfolio for $309.9 million in cash during the three months ended March 31, 2024. The majority of these cash proceeds was used to fund Shentel’s purchase of Horizon Telcom on April 1, 2024.

Net cash provided by operating activities from continuing operations was approximately $12.9 million during the three months ended March 31, 2024, representing a decrease of $32.8 million compared with the prior year period, primarily driven by lower current tax refunds received during the three months ended March 31, 2024 and changes in working capital.

Net cash used in investing activities from continuing operations was approximately $67.3 million during the three months ended March 31, 2024, which was consistent with the prior year period, primarily driven by a $2.6 million increase in capital expenditures was primarily driven by inventory timing and DOCSIS upgrades in Cable Markets and Glo Fiber and government-subsidized market expansion, partially offset by $2.7 million of grants received related to government funded infrastructure expansion programs.

Net cash used in financing activities from continuing operations was approximately $3.2 million during the three months ended March 31, 2024, compared with net cash provided by financing activities of $23.6 million for the three months ended March 31, 2023. Shentel began making principal payments on its long-term debt during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, during which the Company was continuing to borrow additional amounts against the Credit Agreement.

Indebtedness: To date, Shentel has borrowed $150 million under each of the Term Loans available under the Credit Agreement for a total of $300 million. As of March 31, 2024, the Company’s indebtedness totaled approximately $298.6 million, net of unamortized loan fees of $0.1 million. The borrowed amounts bear interest at a variable rate determined by one-month term SOFR, plus a margin of 1.60%. This rate, including the margin, was 6.93% as of March 31, 2024.

Shentel’s Term Loans require quarterly principal repayments based on a percentage of the outstanding balance. Based on the outstanding balance as of March 31, 2024, Term Loan A-1 requires quarterly repayments of 0.63% from March 31, 2024 through June 30, 2024, then increasing to 1.25% quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026. Based on the outstanding balance as of March 31, 2024, Term Loan A-2 requires quarterly principal repayments of 0.25% from March 31, 2024 through March 31, 2028, with the remaining balance due June 30, 2028.

Refer to Note 8, Debt, in the Company’s unaudited condensed consolidated financial statements for more information about the Credit Agreement.

As of March 31, 2024, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flows from continuing operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the three months ended March 31, 2024, our capital expenditures of $70.1 million exceeded our net cash provided by operating activities by $57.1 million, and we expect our capital expenditures to exceed the cash flows provided from continuing operations through 2026, as we expand our Glo Fiber broadband network.

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our products and services, new market developments and expansion opportunities.

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions including rising inflation, regulatory requirements, changes in technologies, changes in competition, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in Part II, Item 8 of our 2023 Form 10-K for the year ended December 31, 2023.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have borrowed a total of $300 million pursuant to the variable rate delayed draw Term Loans available under the Credit Agreement. As of December 31, 2023, Shentel has borrowed the full amount available under our Term Loans.

As of March 31, 2024, the Company had $298.7 million of gross variable rate debt outstanding, bearing interest at 6.93%. An increase in market interest rates of 1.00% would add approximately $3.0 million to annual interest expense.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of March 31, 2024, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended March 31, 2024, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 29	73	$19.88
March 1 to March 31	—	$—
Total	73

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit Description

2.1***
Purchase and Sale Agreement, dated February 29, 2024, by and among Shenandoah Mobile, LLC and Vertical Bridge Holdco, LLC (incorporated by reference to Exhibit 10.1 to Shentel’s Current Report on Form 8-K filed March 1, 2024).

2.2***
Amendment No. 1 to Purchase and Sale Agreement, dated March 29, 2024, by and among Shenandoah Mobile, LLC and Vertical Bridge Holdco, LLC (incorporated by reference to Exhibit 2.2 to Shentel’s Current Report on Form 8-K filed March 29, 2024).

2.3***
First Amendment to Agreement and Plan of Merger, dated April 1, 2024, by and among Shenandoah Telecommunications Company and Novacap TMT V, L.P., as Seller Representative (incorporated by reference to Exhibit 2.2 to Shentel’s Current Report on Form 8-K filed April 1, 2024).

10.1***
Investor Rights Agreement, dated April 1, 2024, between Shenandoah Telecommunications Company and LIF Vista, LLC (incorporated by reference to Exhibit 10.2 to Shentel’s Current Report on Form 8-K filed April 1, 2024).

10.2***
Registration Rights Agreement, dated April 1, 2024, by and among Shenandoah Telecommunications Company, ECP Fiber Holdings, LP and, solely for the limited purposes specified therein, Hill City Holdings, LP (incorporated by reference to Exhibit 10.3 to Shentel’s Current Report on Form 8-K filed April 1, 2024).

10.3***
Amendment No. 3 to Credit Agreement, dated April 1, 2024, by and among Shenandoah Telecommunications Company, certain of its subsidiaries, CoBank ACB, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Shentel’s Current Report on Form 8-K filed April 1, 2024).

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
***    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Shentel agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY

/s/ James J. Volk
James J. Volk
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 3, 2024