Form 10-Q
period 2024-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2024-08-07
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	54,572,498
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on July 31, 2024)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$43,779	$139,255
Accounts receivable, net of allowance for credit losses of $1,333 and $886, respectively	29,639	19,782
Income taxes receivable	5,537	4,691
Prepaid expenses and other	20,567	11,782
Current assets held for sale	—	561
Total current assets	99,522	176,071
Investments	15,135	13,198
Property, plant and equipment, net	1,337,252	850,337
Goodwill and intangible assets, net	169,489	81,123
Operating lease right-of-use assets	20,444	13,024
Deferred charges and other assets	14,491	11,561
Non-current assets held for sale	—	68,915
Total assets	$1,656,333	$1,214,229
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$8,726	$7,095
Accounts payable	57,725	53,546
Advanced billings and customer deposits	14,928	12,394
Accrued compensation	12,308	11,749
Current operating lease liabilities	3,138	2,222
Accrued liabilities and other	15,264	7,747
Current liabilities held for sale	—	3,602
Total current liabilities	112,089	98,355
Long-term debt, less current maturities, net of unamortized loan fees	288,570	292,804
Other long-term liabilities:
Deferred income taxes	186,305	85,664
Benefit plan obligations	4,971	3,943
Non-current operating lease liabilities	11,431	7,185
Other liabilities	40,505	16,912
Non-current liabilities held for sale	—	56,696
Total other long-term liabilities	243,212	170,400
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable noncontrolling interest	79,380	—
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 54,572 and 50,272 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	143,784	66,933
Retained earnings	785,893	584,069
Accumulated other comprehensive income, net of taxes	3,405	1,668
Total shareholders’ equity	933,082	652,670
Total liabilities, temporary equity and shareholders’ equity	$1,656,333	$1,214,229
See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue and other	$85,799	$66,644	$155,047	$133,809
Operating expenses:
Cost of services exclusive of depreciation and amortization	34,541	24,753	60,526	50,183
Selling, general and administrative	30,239	25,041	58,217	51,069
Integration and acquisition	11,325	301	11,943	432
Impairment expense	—	836	—	1,020
Depreciation and amortization	25,579	15,831	43,022	30,916
Total operating expenses	101,684	66,762	173,708	133,620
Operating (loss) income	(15,885)	(118)	(18,661)	189
Other (expense) income:
Interest expense	(3,996)	(905)	(8,072)	(1,297)
Other income, net	1,908	1,082	3,644	2,591
(Loss) income from continuing operations before income taxes	(17,973)	59	(23,089)	1,483
Income tax (benefit) expense	(5,200)	1,459	(6,226)	2,141
Loss from continuing operations	(12,773)	(1,400)	(16,863)	(658)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(99)	3,190	1,882	4,514
Gain on the sale of discontinued operations, net of tax	—	—	216,805	—
Total (loss) income from discontinued operations, net of tax	(99)	3,190	218,687	4,514
Net (loss) income	(12,872)	1,790	201,824	3,856

Other comprehensive income:
Gain on interest rate hedge, net of tax	143	2,127	1,737	2,127
Comprehensive (loss) income	$(12,729)	$3,917	$203,561	$5,983

Net (loss) income per share, basic and diluted:
Loss from continuing operations	$(0.24)	$(0.03)	$(0.32)	$(0.01)
(Loss) income from discontinued operations, net of tax	—	0.07	4.16	0.09
Net (loss) income per share	$(0.24)	$0.04	$3.84	$0.08

Weighted average shares outstanding, basic and diluted	54,730	50,366	52,620	50,330

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND SHAREHOLDERS' EQUITY
(in thousands)

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2024	—	$—	50,447	$69,616	$798,765	$3,262	$871,643
Net loss	—	—	—	—	(12,872)	—	(12,872)
Stock-based compensation	—	—	37	2,538	—	—	2,538
Common stock issued	—	—	4,100	71,845	—	—	71,845
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(12)	(215)	—	—	(215)
Gain on interest rate hedge, net of tax	—	—	—	—	—	143	143
Issuance of redeemable noncontrolling interest	81	79,380	—	—	—	—	—
Balance, June 30, 2024	81	$79,380	54,572	$143,784	$785,893	$3,405	$933,082

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2023	—	$—	50,272	$66,933	$584,069	$1,668	$652,670
Net income	—	—	—	—	201,824	—	201,824
Stock-based compensation	—	—	285	6,673	—	—	6,673
Common stock issued	—	—	4,100	71,849	—	—	71,849
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(85)	(1,671)	—	—	(1,671)
Gain on interest rate hedge, net of tax	—	—	—	—	—	1,737	1,737
Issuance of redeemable noncontrolling interest	81	79,380	—	—	—	—	—
Balance, June 30, 2024	81	$79,380	54,572	$143,784	$785,893	$3,405	$933,082

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2023	—	$—	50,247	$60,160	$582,620	$—	$642,780
Net income	—	—	—	—	1,790	—	1,790
Stock-based compensation	—	—	24	2,878	—	—	2,878
Common stock issued	—	—	—	11	—	—	11
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(7)	(161)	—	—	(161)
Gain on interest rate hedge, net of tax	—	—	—	—	—	2,127	2,127
Balance, June 30, 2023	—	$—	50,264	$62,888	$584,410	$2,127	$649,425

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2022	—	$—	50,110	$57,453	$580,554	$—	$638,007
Net income	—	—	—	—	3,856	—	3,856
Stock-based compensation	—	—	220	6,730	—	—	6,730
Common stock issued	—	—	1	22	—	—	22
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(67)	(1,317)	—	—	(1,317)
Gain on interest rate hedge, net of tax	—	—	—	—	—	2,127	2,127
Balance, June 30, 2023	—	$—	50,264	$62,888	$584,410	$2,127	$649,425

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$201,824	$3,856
Income from discontinued operations, net of tax	218,687	4,514
Loss from continuing operations	(16,863)	(658)
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of business acquisition
Depreciation and amortization	43,022	30,916
Stock-based compensation expense, net of amount capitalized	6,236	6,320
Impairment expense	—	1,020
Deferred income taxes	(6,226)	2,860
Provision for credit losses	1,266	1,141
Other, net	150	(313)
Changes in assets and liabilities:
Accounts receivable	965	4,499
Current income taxes	234	25,108
Operating lease assets and liabilities, net	(233)	73
Other assets	(3,354)	2,233
Accounts payable	(1,140)	(3,012)
Other deferrals and accruals	(882)	(6,696)
Net cash provided by operating activities - continuing operations	23,175	63,491
Net cash (used in) provided by operating activities - discontinued operations	(5,476)	6,309
Net cash provided by operating activities	17,699	69,800

Cash flows from investing activities:
Capital expenditures	(150,914)	(135,261)
Government grants received	7,653	110
Cash disbursed for acquisition, net of cash acquired	(347,411)	—
Proceeds from sale of assets and other	1,715	508
Net cash used in investing activities - continuing operations	(488,957)	(134,643)
Net cash provided by (used in) investing activities - discontinued operations	305,827	(1,007)
Net cash used in investing activities	(183,130)	(135,650)

Cash flows from financing activities:
Principal payments on long-term debt	(2,618)	—
Proceeds from credit facility borrowings	—	50,000
Payments for debt amendment costs	(4,390)	(300)
Proceeds from the issuance of redeemable noncontrolling interest, net of financing fees paid	79,380	—
Taxes paid for equity award issuances	(1,671)	(1,317)
Payments for financing arrangements and other	(746)	(290)
Net cash provided by financing activities	69,955	48,093
Net decrease in cash and cash equivalents	(95,476)	(17,757)
Cash and cash equivalents, beginning of period	139,255	44,061
Cash and cash equivalents, end of period	$43,779	$26,304

Supplemental Disclosures of Cash Flow Information
Interest paid, net of amounts capitalized	$(6,526)	$(841)
Income tax (paid) refunds received, net	$(7,085)	$25,481

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Other Information

Shenandoah Telecommunications Company and its subsidiaries (collectively, “Shentel”, “we”, “our”, “us”, or the “Company”) provide broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by a fiber network.

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

Horizon Transaction

On April 1, 2024 (the “Closing Date”), Shentel completed its previously announced acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, the sellers set forth on the signature pages thereto (each, a “Seller” and collectively, the “Sellers”) and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024, the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, on the Closing Date, Shentel acquired 100% of the outstanding equity interests of Horizon in exchange for (i) issuing 4,100,375 shares of Shentel’s common stock, no par value (“Common Stock”), to an investment fund managed by affiliates of GCM Grosvenor, which is one of the Sellers (the “Selling Shareholder”); and (ii) paying $305 million in cash consideration to the other Sellers and certain third parties, including Horizon’s existing lenders to discharge debt (collectively, the “Horizon Transaction”). Cash consideration paid also included purchase price adjustments for capital expenditure reimbursements and working capital subject to subsequent adjustments as defined in the merger agreement. The Selling Shareholder agreed to an investor rights agreement with the Company that includes among other provision, a one year lockup period for the shares of Common Stock received.

Horizon is a leading commercial fiber provider in Ohio and adjacent states serving national wireless providers, carriers, enterprises, and government, education and healthcare customers. The acquisition of Horizon will allow Shentel to advance its fiber expansion strategy by doubling the size of the Company’s commercial fiber business and adding new expansion markets for its Glo Fiber business.

Refer to Note 2, Acquisition of Horizon, for more information regarding the Horizon Transaction and its impact on the Company’s financial statements.

Series A Preferred Stock

Contemporaneously with the execution of the Merger Agreement, on October 24, 2023, Shentel and Shentel Broadband Holding Inc., a wholly-owned subsidiary of Shentel (“Shentel Broadband”), entered into an investment agreement (the “Investment Agreement”) with ECP Fiber Holdings, LP, a Delaware limited partnership (“ECP Investor”), and, solely for the limited purposes set forth therein, Hill City Holdings, LP, a Delaware limited partnership affiliated with ECP Investor. Subject to the terms and conditions set forth in the Investment Agreement, on the Closing Date, Shentel Broadband issued to ECP Investor 81,000 shares of Shentel Broadband’s 7% Series A Participating Exchangeable Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share in exchange for $81 million in cash. The Series A Preferred Stock is exchangeable at the option of the Investor in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share (as it may be adjusted pursuant to the terms of the Investment Agreement, the “Exchange Price”).

As a condition to closing the transactions contemplated by the Investment Agreement and Amendment No. 3 to the Credit Agreement, Shentel completed a corporate reorganization of Shentel’s subsidiaries (the “Reorganization”). As a result of the Reorganization effected on the Closing Date, Shentel Broadband Operations LLC, a wholly-owned subsidiary of Shentel Broadband, holds or has equity interest in substantially all of the operating assets of Shentel and was assigned and assumed the Credit Agreement.

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

Refer to Note 12, Redeemable Noncontrolling Interest, for more information regarding the Series A Preferred Stock and its impact on the Company’s financial statements.

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

The Third Amendment provides for, among other things, incremental delay draw term loan commitments under the Credit Agreement in an aggregate amount equal to $225 million and an increase in the revolving commitment under the Credit Agreement in an amount equal to $50 million. Refer to Note 9, Debt, for more information regarding the Credit Agreement.

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

The Tower Portfolio represented substantially all of the assets and operations in Shentel’s previously reported Tower Reporting Segment and the Tower Transaction represented a strategic shift in the Company’s business. Consequently, the Tower Portfolio has been reclassified as a discontinued operation. For all periods presented, the assets and liabilities that transferred in the Tower Transaction (the “disposal group”) are presented as held for sale in our unaudited condensed consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our unaudited condensed consolidated statements of comprehensive (loss) income and unaudited condensed consolidated statements of cash flows. Refer to Note 16, Discontinued Operations, for more information regarding the presentation of the disposal group in the Company’s financial statements.

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

Note 2. Acquisition of Horizon
The Company accounted for the Horizon Transaction under the acquisition method of accounting, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Under the acquisition method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. Fair values are determined using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.

The total purchase price used to apply the acquisition method was $416.2 million, which consisted of $349.4 million of cash consideration paid and $71.8 million of common stock, representing the fair value of 4,100,375 shares of Shentel’s common stock issued to a selling shareholder of Horizon. The fair value of Shentel’s common stock issued was determined on the basis of the opening market price of the common stock on the acquisition date. The purchase price is subject to adjustment for certain working capital adjustments and post-closing indemnities. The cash consideration paid was primarily financed with proceeds from the sale of Shentel’s Tower Portfolio and cash on-hand.

The allocation of the purchase price was based upon management’s preliminary valuation of the fair values of tangible and intangible assets acquired and liabilities assumed in the Horizon Transaction, with the excess recorded as goodwill. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The fair value of acquired identifiable assets and liabilties, including but not limited to, property, plant and equipment, intangible assets, operating lease right-of-use assets, deferred tax liabilities, and non-current operating lease liabilities, and the resulting impact on goodwill recognized, are provisional pending receipt of the final valuations for these balances.

(in thousands)	Amount
Current and other assets	$10,465
Property, plant and equipment	386,045
Goodwill	74,630
Intangible assets	14,249
Operating lease right-of-use assets	6,631
Other long-term assets	1,843
Total assets acquired	493,863

Current liabilities	$15,187
Deferred tax liabilities	32,218
Non-current operating lease liabilities	3,778
Government grant liabilities	16,348
Other long-term liabilities	10,138
Total liabilities assumed	77,669

Net assets acquired	$416,194

Finalization of the purchase price allocations is dependent on final review and acceptance of the independent appraiser’s valuation report.

Current and other assets acquired include $6.1 million of accounts receivable, net of allowance for credit losses of $0.3 million. Intangible assets acquired primarily relate to customer relationships. The customer relationships are valued using the cost approach to determine the cost that would be incurred to replace these assets. These represent finite-lived intangibles which are being amortized over the assets’ useful lives, which is estimated to be ten years.

The Company has included the results of the operations of Horizon for financial reporting purposes for the period subsequent to the date of acquisition.

In connection with the acquisition, Shentel incurred acquisition-related costs of $6.7 million and $7.1 million related to banking, legal, accounting, and other similar services for the three and six months ended June 30, 2024, respectively. Shentel also incurred severance costs for employees who will not be retained permanently. These costs are recorded as integration and acquisition expenses in the Company’s unaudited condensed consolidated statements of comprehensive (loss) income.

Horizon’s revenue of $16.7 million and loss before income taxes of $7.4 million for the three months ended June 30, 2024 are included in Shentel’s unaudited condensed consolidated statements of comprehensive (loss) income for both the three and six months ended June 30, 2024. The unaudited pro forma results of the Company, as if the Horizon Transaction had occurred on January 1, 2023, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating revenues	N/A	$83,164	$170,876	$166,740
Loss before income taxes	N/A	$(3,952)	$(26,911)	$(7,116)

The pro forma disclosures shown above are based upon estimated preliminary valuations of the assets acquired and liabilities assumed as well as preliminary estimates of depreciation and amortization charges thereon, that may differ from the final fair values of the acquired assets and assumed liabilities and the resulting depreciation and amortization charges thereon. Other pro forma adjustments include the following:

•historical depreciation expense was adjusted for the fair value adjustment increasing the basis of property, plant and equipment; this decrease was offset by a shorter estimated useful life to conform to the Company’s standard policy and the acceleration of depreciation on certain equipment;
•incremental amortization due to the customer-based contract rights associated with acquired customers; and
•removal of Horizon’s interest expense and amortization of deferred financing fees due to the repayment of the outstanding principal of Horizon’s debt.

Note 3. Revenue from Contracts with Customers
The Company’s revenues by activity type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Residential & SMB - Incumbent Broadband Markets[1]	$44,960	$44,403	$89,330	$89,159
Residential & SMB - Glo Fiber Expansion Markets[2]	14,093	8,164	26,211	15,167
Commercial Fiber	19,921	10,253	29,298	21,951
RLEC & Other	6,825	3,824	10,208	7,532
Service revenue and other	$85,799	$66,644	$155,047	$133,809
_______________________________________________________
1.Incumbent Broadband Markets consists of Shentel Incumbent Cable Markets and Horizon Incumbent Telephone Markets with Fiber-To-The-Home (“FTTH”) passings.
2.Glo Fiber Expansion Markets consists of FTTH passings in greenfield expansion markets in the Shentel and former Horizon markets.

Shentel updated the description for revenues previously reported as “Residential & SMB - Cable Markets” to “Residential & SMB - Incumbent Broadband Markets” and updated the description for revenues previously reported as “Residential & SMB - Glo Fiber Markets” to “Residential & SMB - Glo Fiber Expansion Markets.”

Contract Assets

The Company’s contract assets primarily include commissions incurred to acquire contracts with customers. The Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period which is approximately six years. The Company’s current contract assets are included in prepaid expenses and other and the Company’s non-current contract assets are included in deferred charges and other assets in its unaudited condensed consolidated balance sheets. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of comprehensive (loss) income.

The following tables present the activity of current and non-current contract assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning Balance	$8,767	$8,756	$8,633	$8,646
Commission payments	1,564	793	2,415	1,684
Contract asset amortization	(986)	(807)	(1,703)	(1,588)
Ending Balance	$9,345	$8,742	$9,345	$8,742

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

Shentel’s current contract liability balances were $11.7 million and $10.0 million at June 30, 2024 and December 31, 2023, respectively. Shentel’s non-current contract liability balances were $4.2 million and $1.0 million as of June 30, 2024 and

December 31, 2023, respectively. Shentel expects its current contract liability balances to be recognized as revenues during the twelve-month periods following the respective balance sheet dates and its non-current contract liability balances to be recognized as revenues after the twelve-month periods following the respective balance sheet dates.

Note 4. Investments

Investments consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
SERP investments at fair value	$2,451	$2,290
Cost method investments	12,451	10,675
Equity method investments	233	233
Total investments	$15,135	$13,198

SERP investments at fair value: The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy.

Cost method investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $11.8 million and $10.1 million at June 30, 2024 and December 31, 2023, respectively. Shentel recognized approximately $0.4 million and $0.2 million of patronage income in other income for the three months ended June 30, 2024 and 2023, respectively, and approximately $0.7 million and $0.3 million during the six months ended June 30, 2024 and 2023, respectively. The Company expects that approximately 88% of the patronage distributions will be collected in cash and 12% in equity in 2024.

Prior to the Horizon Transaction, Horizon held a $1.6 million investment in CoBank’s Class A common stock. Consequently, the value of Shentel’s investment in CoBank increased by a corresponding amount as a result of the Horizon Transaction.

Note 5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

($ in thousands)	Estimated Useful Lives	June 30, 2024	December 31, 2023
Land		$4,514	$3,671
Land improvements	10 years	4,448	4,448
Buildings and structures	10 - 45 years	51,827	42,871
Cable and fiber	12 - 30 years	1,174,670	799,612
Equipment and software	4 - 12 years	407,291	331,595
Plant in service		1,642,750	1,182,197
Plant under construction		213,027	145,623
Total property, plant and equipment		1,855,777	1,327,820
Less: accumulated depreciation and amortization		(518,525)	(477,483)
Property, plant and equipment, net		$1,337,252	$850,337

Property, plant and equipment, net increased due primarily to capital expenditures driven by the Company’s Glo Fiber market expansion and assets acquired as a result of the Horizon Transaction. The Company’s accounts payable as of June 30, 2024 and December 31, 2023 included amounts associated with capital expenditures of approximately $54.6 million and $51.1 million, respectively. Depreciation and amortization expense was $25.1 million and $15.6 million during the three months ended June 30, 2024 and 2023, respectively, and $42.4 million and $30.7 million during the six months ended June 30, 2024 and 2023, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill	$77,874	$—	$77,874	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights and other	528	—	528	217	—	217
Total indefinite-lived intangibles	76,984	—	76,984	76,673	—	76,673

Finite-lived intangibles:
Subscriber relationships	42,447	(27,951)	14,496	28,425	(27,370)	1,055
Other intangibles	510	(375)	135	510	(359)	151
Total finite-lived intangibles	42,957	(28,326)	14,631	28,935	(27,729)	1,206
Total goodwill and intangible assets	$197,815	$(28,326)	$169,489	$108,852	$(27,729)	$81,123

Shentel recognized $74.6 million of goodwill, $14.0 million of subscriber relationships and $0.2 million of other intangible assets as a result of the Horizon Transaction. The goodwill recognized primarily consists of synergies expected from combining the operations of Horizon and Shentel and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce. None of the goodwill recognized is expected to be deductible for income tax purposes. Amortization expense was $0.5 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively.

Note 7. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid maintenance expenses	$7,893	$5,157
Broadband contract acquisition costs	2,977	2,675
Interest rate swaps	2,985	1,443
Other	6,712	2,507
Prepaid expenses and other	$20,567	$11,782

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	June 30, 2024	December 31, 2023
Broadband contract acquisition costs	$6,368	$5,958
Interest rate swaps	1,565	798
Prepaid expenses and other	6,558	4,805
Deferred charges and other assets	$14,491	$11,561

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued programming costs	$3,924	$3,209
Other current liabilities	11,340	4,538
Accrued liabilities and other	$15,264	$7,747

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	June 30, 2024	December 31, 2023
Noncurrent portion of deferred lease revenue	$23,122	$14,670
Government grant liabilities	14,809	—
Noncurrent portion of finance leases	1,562	1,395
Other	1,012	847
Other liabilities	$40,505	$16,912

Note 8. Leases

The Company leases various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2024	2023	2024	2023
Finance lease cost
Amortization of leased assets	Depreciation	$171	$119	$290	$238
Interest on lease liabilities	Interest expense	24	19	43	39
Operating lease cost	Operating expense[1]	1,104	792	1,840	1,648
Lease cost		$1,299	$930	$2,173	$1,925
_________________________________________
(1)Operating lease expense is presented in cost of services or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of June 30, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
2024 (remainder of the year)	$1,969	$166	$2,135
2025	3,523	385	3,908
2026	2,640	314	2,954
2027	1,777	164	1,941
2028	1,487	158	1,645
2029 and thereafter	8,206	1,201	9,407
Total lease payments	19,602	2,388	21,990
Less: Interest	(5,033)	(518)	(5,551)
Present value of lease liabilities	$14,569	$1,870	$16,439

Other information related to operating and finance leases was as follows:

	June 30, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (years)	8.6	7.1
Weighted average discount rate	5.9%	5.0%
Finance leases
Weighted average remaining lease term (years)	9.7	12.3
Weighted average discount rate	5.3%	5.2%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash paid for operating lease liabilities	$1,053	$725	$1,818	$1,602
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	247	194	1,984	1,687

The Company also has arrangements which generate lease revenue through operating lease agreements for the use of spare fiber capacity of its fiber network assets. Contract terms for these arrangements can range from 1 to 40 years and are billed monthly. Lease revenue from these arrangements was $1.7 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively. These amounts are presented in service revenue and other in the Company’s unaudited condensed consolidated statements of comprehensive (loss) income. Contractual minimum rental receipts expected under the lease agreements in place as of June 30, 2024 is as follows:

(in thousands)	Operating Leases
2024 (remainder of the year)	$2,721
2025	4,711
2026	3,945
2027	3,596
2028	3,418
2029 and thereafter	23,606
Total	$41,997

Note 9. Debt

Shentel Broadband Operations LLC, an indirect wholly owned subsidiary of Shentel, has a credit agreement, dated as of July 1, 2021 (as amended by (i) Amendment No. 1 to Credit Agreement, dated as of May 17, 2023, (ii) Consent and Amendment No. 2 to Credit Agreement, dated as of October 24, 2023, and (iii) Amendment No. 3, dated as of April 1, 2024, the “Credit Agreement”), with various financial institutions party thereto (the “Lenders”) and CoBank, ACB, as administrative agent for the Lenders, which contains (i) a $150 million available revolving credit facility due June 2026 (the “Revolver”), (ii) a $150 million delayed draw amortizing term loan due June 2026 (“Term Loan A-1”), (iii) a $150 million delayed draw amortizing term loan due June 2028 (“Term Loan A-2”), and (iv) a $225 million delayed draw amortizing term loan due June 2028 (“Term Loan A-3” and collectively with Term Loan A-1 and Term Loan A-2, the “Term Loans”). The following loans were outstanding under the Credit Agreement:

(in thousands)	June 30, 2024	December 31, 2023
Term loan A-1	$148,131	$150,000
Term loan A-2	149,251	150,000
Total debt	297,382	300,000
Less: unamortized loan fees	(86)	(101)
Total debt, net of unamortized loan fees	$297,296	$299,899

Both Term Loan A-1 and Term Loan A-2 bore interest at one-month LIBOR plus a margin until May 2023 and now bear interest at one-month term SOFR plus a margin. The margin is variable and determined by the Company’s net leverage ratio. At June 30, 2024, Term Loan A-1 had a margin of 1.85% and Term Loan A-2 had a margin of 2.10%. Interest is paid monthly. The interest rate was 7.19% for Term Loan A-1 at June 30, 2024 and 7.44% for Term Loan A-2 at June 30, 2024. The interest rate was 6.95% for both Term Loan A-1 and Term Loan A-2 at December 31, 2023.

Interest expense recorded in Shentel’s unaudited condensed consolidated statements of comprehensive (loss) income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest expense	$6,214	$2,104	$11,597	$3,567
Less: capitalized interest	(2,218)	(1,199)	(3,525)	(2,270)
Interest expense, net of capitalized interest	$3,996	$905	$8,072	$1,297

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance. Based on the outstanding balance as of June 30, 2024, Term Loan A-1 required quarterly principal repayments of 0.63% from March 31, 2024 through June 30, 2024; then increasing to 1.25% quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due June 30, 2026. Based on the outstanding balance as of June 30, 2024, Term Loan A-2 requires quarterly principal repayments of 0.25% from March 31, 2024 through March 31, 2028, with the remaining balance due June 30, 2028.

Shentel has not made any borrowings under its Revolver or Term Loan A-3 as of June 30, 2024. In the event borrowings are made in the future, the entire outstanding principal amount borrowed against the Revolver is due June 30, 2026 and the entire outstanding principal amount borrowed against Term Loan A-3 is due July 1, 2028.

The following table summarizes the expected payments of Shentel’s outstanding borrowings as of June 30, 2024:

(in thousands)	Amount
2024 (remainder of the year)	$4,425
2025	8,568
2026	138,827
2027	1,450
2028	144,112
Total	$297,382

Although no borrowings have been executed under the Revolver, Shentel has executed letter of credit arrangements totaling $7.0 million that reduce the available balance of the Revolver. The letter of credit arrangements were executed primarily pursuant to the requirements of the National Telecommunications and Information (“NTIA”) government grant program, discussed further in Note 14, Government Grants. These amounts are not considered borrowed, as no cash has been disbursed to Shentel or other parties.

The Credit Agreement is fully secured by a pledge and unconditional guarantee from the Company and all of its subsidiaries, except Shenandoah Telephone Company. This provides the lenders a security interest in substantially all of the assets of the Company.

Note 10. Derivatives and Hedging

During the second quarter of 2023, Shentel entered into pay fixed (2.90%), receive variable (one-month term SOFR) interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms that became effective in May 2024, which extend through their maturity dates in June 2026. The Swaps are designated as cash flow hedges, representing 50% of the Company’s outstanding debt under Term Loan A-1 and Term Loan A-2. The Company uses the Swaps to manage its exposure to interest rate risk for its long-term variable-rate Term Loans.

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

The table below presents the fair value of the Swaps as well as their classification in the unaudited condensed consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	June 30, 2024	December 31, 2023
Balance sheet line item of derivative financial instruments:
Prepaid expenses and other	$2,985	$1,443
Deferred charges and other assets	1,565	798
Total derivatives designated as hedging instruments	$4,550	$2,241

The table below summarizes changes in accumulated other comprehensive income by component:

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, March 31, 2024	$4,361	$(1,099)	$3,262
Net change in unrealized gain	725	(154)	571
Amounts reclassified to interest expense	(536)	108	(428)
Net current period other comprehensive income (loss)	189	(46)	143
Balance, June 30, 2024	$4,550	$(1,145)	$3,405

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2023	$2,241	$(573)	$1,668
Net change in unrealized gain	2,845	(680)	2,165
Amounts reclassified to interest expense	(536)	108	(428)
Net current period other comprehensive income (loss)	2,309	(572)	1,737
Balance, June 30, 2024	$4,550	$(1,145)	$3,405

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, March 31, 2023	$—	$—	$—
Net change in unrealized gain	2,866	(739)	2,127
Balance, June 30, 2023	$2,866	$(739)	$2,127

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2022	$—	$—	$—
Net change in unrealized gain	2,866	(739)	2,127
Balance, June 30, 2023	$2,866	$(739)	$2,127

Note 11. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is currently involved in one state income tax audit and no federal income tax audits as of June 30, 2024. The Company’s income tax returns are generally open to examination from 2020 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2004 forward.

The effective tax rates for the three and six months ended June 30, 2024 and 2023, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Expected tax (benefit) expense at federal statutory	$(3,775)	$12	$(4,849)	$311
State income tax (benefit) expense, net of federal tax effect	(974)	3	(1,236)	80
Excess tax deficiency from share-based compensation and other expense, net	(451)	1,444	(141)	1,750
Income tax (benefit) expense	$(5,200)	$1,459	$(6,226)	$2,141

The Company made $7.3 million in payments and received $0.2 million in refunds for income taxes for the six months ended June 30, 2024. The Company received $25.6 million in cash refunds for income taxes for the six months ended June 30, 2023.

Note 12. Redeemable Noncontrolling Interest

As discussed in Note 1, Basis of Presentation and Other Information, Shentel Broadband, a subsidiary of Shentel, issued 81,000 shares of Shentel Broadband’s Series A Preferred Stock in exchange for $81 million in cash. The Series A Preferred Stock has a par value of $0.01 per share. As of June 30, 2024, 100,000 shares of the Series A Preferred Stock were authorized for issuance and 81,000 shares of the Series A Preferred Stock were outstanding.

Shentel has applied the guidance in ASC 480‑10‑S99‑3A, “SEC Staff Announcement: Classification and Measurement of Redeemable Securities”, and has therefore classified the Series A Preferred Stock outside of shareholders’ equity on the Company’s unaudited condensed consolidated balance sheets because the shares contain liquidation features that are not solely within the Company's control. The Series A Preferred Stock was recorded at its fair value on the date of issuance, net of $1.6 million of issuance costs. The Company does not adjust the carrying value of the Series A Preferred Stock to the liquidation preference of such shares because of the uncertainty of whether or when a liquidation event would occur. Subsequent adjustments to increase the carrying value to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur. Furthermore, the Company classifies the Series A Preferred Stock as redeemable noncontrolling interest due to the fact that the Series A Preferred Stock is issued by its subsidiary, Shentel Broadband.

As discussed in Note 1, Basis of Presentation and Other Information, the Company must pay either a cash or PIK Dividend related to the Series A Preferred Stock on a quarterly basis. The first dividend was issued as a PIK Dividend on July 15, 2024. The PIK Dividend resulted in a $1.4 million increase in the liquidation preference of the Series A Preferred Stock.

As described in Note 1, Basis of Presentation and Other Information, the Series A Preferred Stock is exchangeable at the option of the Investor or Shentel in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share. As of June 30, 2024, the Series A Preferred Stock was exchangeable for 3,306,122 shares of Common Stock.

Note 13. Stock Compensation and Earnings (Loss) per Share

Activity related to the Company’s restricted stock units (“RSUs”), which includes the Company’s RSUs and performance stock units (“PSUs”), was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2023	825	$21.16
Granted	390	$20.21
Vested	(284)	$21.93
Adjustments for PSU performance	(44)	$19.31
Forfeited	(1)	$20.83
Outstanding awards, June 30, 2024	886	$20.63

The total fair value of RSUs vested was $5.5 million during the six months ended June 30, 2024.

Activity related to the Company’s Relative Total Shareholder Return RSUs (“RTSRs”) was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2023	293	$25.80
Granted	136	$22.30
Vested	—	$—
Forfeited	—	$—
Outstanding awards, June 30, 2024	429	$24.69

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock compensation expense	$2,538	$2,878	$6,673	$6,730
Capitalized stock compensation	(268)	(275)	(437)	(410)
Stock compensation expense, net	$2,270	$2,603	$6,236	$6,320

As of June 30, 2024, there was $12.0 million of total unrecognized compensation cost related to non-vested RSUs and RTSRs which is expected to be recognized over weighted average period of 2.5 years.

The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Calculation of net (loss) income per share:
Loss from continuing operations	$(12,773)	$(1,400)	$(16,863)	$(658)
Total (loss) income from discontinued operations, net of tax	(99)	3,190	218,687	4,514
Net (loss) income	$(12,872)	$1,790	$201,824	$3,856

Basic weighted average shares outstanding	54,730	50,366	52,620	50,330

Basic - Loss from continuing operations	$(0.24)	$(0.03)	$(0.32)	$(0.01)
Basic - (Loss) income from discontinued operations, net of tax	—	0.07	4.16	0.09
Basic net (loss) income per share	$(0.24)	$0.04	$3.84	$0.08

Effect of dilutive instruments outstanding:
Basic weighted average shares outstanding	54,730	50,366	52,620	50,330
Effect from dilutive shares and options outstanding	—	—	—	—
Diluted weighted average shares outstanding	54,730	50,366	52,620	50,330

Diluted - Loss from continuing operations	$(0.24)	$(0.03)	$(0.32)	$(0.01)
Diluted - (Loss) income from discontinued operations, net of tax	—	0.07	4.16	0.09
Diluted net (loss) income per share	$(0.24)	$0.04	$3.84	$0.08
As discussed in Note 12, Redeemable Noncontrolling Interest, no PIK Dividends were declared or paid during the three and six months ended June 30, 2024 and 2023; therefore, no income has been attributed to redeemable noncontrolling interest for purposes of calculating basic net income per share.

The Company determines the dilutive impact of equity awards and the Series A Preferred Stock (on an as-converted basis) by applying the treasury stock method and the if-converted method, respectively. There were approximately 392,000 and 444,000 potentially dilutive equity awards during the three and six months ended June 30, 2024, respectively; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's loss from continuing operations for the periods. There were also approximately 3,306,000 potentially dilutive shares related to the Series A Preferred Stock (on an as-converted basis) during both the three and six months ended June 30, 2024; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's loss from continuing operations for the periods. There were approximately 327,000 and 239,000 potentially dilutive equity awards during the three and six months ended June 30, 2023, respectively; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's loss from continuing operations for the periods.

Note 14. Government Grants

During the six months ended June 30, 2024, Shentel was awarded an additional grant of $0.6 million to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $5.0 million and $7.7 million in cash reimbursements during the three and six months ended June 30, 2024 and had approximately $2.8 million and $1.9 million in accounts receivable as of June 30, 2024 and December 31, 2023, respectively. The Company did not recognize any material amounts under these programs during the six months ended June 30, 2023.

Prior to the Horizon Transaction, Horizon entered into agreements with the Department of Development in Ohio under the state’s Ohio Residential Broadband Expansion program. As part of these agreements, Horizon committed to expand its broadband network resulting in total project costs of $57.4 million, with government matching grants totaling $30.1 million. Approximately $18.0 million of the grant was paid to Horizon up-front, while the remainder will be paid upon the achievement of specified milestones. Shentel assumed these agreements as a result of the Horizon Transaction and is therefore obligated under these programs to continue the build-out of this network. If Shentel fails to complete the build-out, Shentel may be required to repay a portion or all of the grant that Horizon received prior to the acquisition. Consequently, the portion of the up-front grant payment associated with unfulfilled obligations is recorded in other liabilities in the Company’s unaudited condensed consolidated balance sheets. Consistent with Shentel’s existing policy for accounting for government grants, the Company reclassifies amounts from other liabilities to reduce the related property, plant and equipment as the Company fulfills its obligations under this grant program. As of June 30, 2024, $14.8 million of this liability remained in other liabilities. Horizon was also granted $27.5 million by the NTIA under its Middle Mile Grant Program. This grant was awarded post-acquisition during the three months ended June 30, 2024.

Note 15. Commitments and Contingencies

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

Note 16. Discontinued Operations

As discussed in Note 1, Basis of Presentation and Other Information above, the Tower Transaction represented a strategic shift in the Company’s business and the Tower Portfolio has been reclassified as a discontinued operation. As a result, for all periods presented, the assets and liabilities that transferred in the Tower Transaction disposal group are presented as held for sale in the Company’s unaudited condensed consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our unaudited condensed consolidated statements of comprehensive (loss) income and unaudited condensed consolidated statements of cash flows.

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

(Loss) income from discontinued operations, net of tax in the unaudited condensed consolidated statements of comprehensive (loss) income consist of the following for the periods:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue and other	$—	$4,753	$4,542	$9,329
Operating expenses:
Cost of services	—	1,379	1,059	2,571
Selling, general and administrative	—	349	572	799
Depreciation and amortization	—	538	222	1,051
Total operating expenses	—	2,266	1,853	4,421
Operating income	—	2,487	2,689	4,908
Other income:
Gain on sale of disposition of Tower Portfolio	—	—	294,250	—
Other expense	(129)	—	(129)	—
(Loss) income before income taxes	(129)	2,487	296,810	4,908
Income tax (benefit) expense	(30)	(703)	78,123	394
(Loss) income from discontinued operations, net of tax	$(99)	$3,190	$218,687	$4,514

Consummation of the sale triggered the recognition of approximately $4.4 million of incremental transaction costs during the six months ended June 30, 2024, for contingent deal advisory fees and legal expenses, which are netted against the gain on sale of disposition of Tower Portfolio.

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

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”) is a provider of a comprehensive range of broadband communication services in seven contiguous states in the eastern United States.

Recent Developments

Horizon Transaction

On April 1, 2024 (the “Closing Date”), Shentel completed its previously announced acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, the sellers set forth on the signature pages thereto (each, a “Seller” and collectively, the “Sellers”) and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024, the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, on the Closing Date, Shentel acquired 100% of the outstanding equity interests of Horizon in exchange for (i) issuing 4,100,375 shares of Shentel’s common stock, no par value (“Common Stock”), to an investment fund managed by affiliates of GCM Grosvenor, which is one of the Sellers (the “Selling Shareholder”); and (ii) paying $305 million in cash consideration to the other Sellers and certain third parties, including Horizon’s existing lenders to discharge debt (collectively, the “Horizon Transaction”). Cash consideration paid also included purchase price adjustments for capital expenditure reimbursements and working capital subject to subsequent adjustments as defined in the merger agreement. Cash consideration paid remains subject to subsequent working capital and other adjustments. The Selling Shareholder agreed to an investor rights agreement with the Company that includes among other provision, a one year lockup period for the shares of Common Stock received.

Refer to Note 2, Acquisition of Horizon, for more information regarding the Horizon Transaction and its impact on the Company’s financial statements.

Series A Preferred Stock

Contemporaneously with the execution of the Merger Agreement, on October 24, 2023,, Shentel and Shentel Broadband Holding Inc., a wholly-owned subsidiary of Shentel (“Shentel Broadband”), entered into an investment agreement (the “Investment Agreement”) with ECP Fiber Holdings, LP, a Delaware limited partnership (“ECP Investor”), and, solely for the limited purposes set forth therein, Hill City Holdings, LP, a Delaware limited partnership affiliated with ECP Investor. Subject to the terms and conditions set forth in the Investment Agreement, on the Closing Date, Shentel Broadband issued to ECP Investor 81,000 shares of Shentel Broadband’s 7% Series A Participating Exchangeable Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share in exchange for $81 million in cash. The Series A Preferred Stock is exchangeable at the option of the Investor in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share (as it may be adjusted pursuant to the terms of the Investment Agreement, the “Exchange Price”).

As a condition to closing the transactions contemplated by the Investment Agreement and Amendment No. 3 to the Credit Agreement, Shentel completed a corporate reorganization of Shentel’s subsidiaries (the “Reorganization”). As a result of the Reorganization effected on the Closing Date, Shentel Broadband Operations LLC, a wholly-owned subsidiary of Shentel Broadband, holds or has equity interest in substantially all of the operating assets of Shentel and was assigned and assumed the Credit Agreement.

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

Refer to Note 12, Redeemable Noncontrolling Interest, for more information regarding the Series A Preferred Stock and its impact on the Company’s financial statements.

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

The Third Amendment provides for, among other things, incremental delay draw term loan commitments under the Credit Agreement in an aggregate amount equal to $225 million and an increase in the revolving commitment under the Credit Agreement in an amount equal to $50 million. Refer to Note 9, Debt, for more information regarding the Credit Agreement.

Results of Operations

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2024	% of Revenue	2023	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$44,960	52.4%	$44,403	66.6%	$557	1.3%
Residential & SMB - Glo Fiber Expansion Markets	14,093	16.4%	8,164	12.3%	5,929	72.6%
Commercial Fiber	19,921	23.2%	10,253	15.4%	9,668	94.3%
RLEC & Other	6,825	8.0%	3,824	5.7%	3,001	78.5%
Total revenue	85,799	100.0%	66,644	100.0%	19,155	28.7%
Operating expenses
Cost of services	34,541	40.3%	24,753	37.1%	9,788	39.5%
Selling, general and administrative	30,239	35.2%	25,041	37.6%	5,198	20.8%
Integration and acquisition	11,325	13.2%	301	0.5%	11,024	NMF
Impairment expense	—	—%	836	1.3%	(836)	(100.0)%
Depreciation and amortization	25,579	29.8%	15,831	23.8%	9,748	61.6%
Total operating expenses	101,684	118.5%	66,762	100.2%	34,922	52.3%
Operating loss	(15,885)	(18.5)%	(118)	(0.2)%	(15,767)	NMF
Other income (expense):
Other (expense) income, net	(2,088)	(2.4)%	177	0.3%	(2,265)	NMF
(Loss) income from continuing operations before income taxes	(17,973)	(20.9)%	59	0.1%	(18,032)	NMF
Income tax (benefit) expense	(5,200)	(6.1)%	1,459	2.2%	(6,659)	NMF
Loss from continuing operations	(12,773)	(14.9)%	(1,400)	(2.1)%	(11,373)	NMF
(Loss) income from discontinued operations, net of tax	(99)	(0.1)%	3,190	4.8%	(3,289)	(103.1)%
Net (loss) income	$(12,872)	(15.0)%	$1,790	2.7%	$(14,662)	NMF

Shentel updated the description for revenues previously reported as “Residential & SMB - Cable Markets” to “Residential & SMB - Incumbent Broadband Markets” and updated the description for revenues previously reported as “Residential & SMB - Glo Fiber Markets” to “Residential & SMB - Glo Fiber Expansion Markets.”

Residential & SMB - Incumbent Broadband Markets revenue
Residential & SMB - Incumbent Broadband Markets revenue for the three months ended June 30, 2024 increased approximately $0.6 million, or 1.3%, compared with the three months ended June 30, 2023, primarily driven by $1.8 million of revenue from Horizon, partially offset by a 17.0% year-over-year decline in video RGUs.

Residential & SMB - Glo Fiber Expansion Markets revenue
Residential & SMB - Glo Fiber Expansion Markets revenue for the three months ended June 30, 2024 increased approximately $5.9 million, or 72.6%, compared with the three months ended June 30, 2023, primarily driven by $0.5 million of revenue from Horizon and a 56.3% year-over-year growth in data RGUs driven by the Company’s expansion of Glo Fiber and a 8.8% increase in data ARPU.

Commercial Fiber revenue
Commercial Fiber revenue for the three months ended June 30, 2024 increased approximately $9.7 million, or 94.3%, compared with the three months ended June 30, 2023, primarily driven by $10.9 million of revenue from Horizon, partially offset by the expected decline in T-Mobile revenue from prior period backhaul circuit disconnects as part of the previously disclosed decommissioning of the former Sprint network.

RLEC & Other revenue
RLEC & Other revenue for the three months ended June 30, 2024 increased approximately $3.0 million, or 78.5%, compared with the three months ended June 30, 2023, primarily driven by $3.6 million of revenue from Horizon, partially offset by a 28% year-over-year decline in RLEC data RGUs as customers migrate to cable and fiber based products.

Cost of services
Cost of services for the three months ended June 30, 2024, increased approximately $9.8 million, or 39.5%, compared with the three months ended June 30, 2023, primarily driven by $8.9 million of cost of services from Horizon and higher inventory and maintenance costs resulting as the Company continues to expand the Glo Fiber network and a non-recurring charge related to exiting a planned Glo Fiber expansion market due to further analysis of projected market economics.

Selling, general and administrative
Selling, general and administrative expense for the three months ended June 30, 2024, increased $5.2 million, or 20.8%, compared with the three months ended June 30, 2023, primarily driven by $4.1 million of recurring selling, general and administrative costs from Horizon, and $0.6 million primarily attributable to higher advertising and sales headcount to support the Glo Fiber expansion.

Integration and acquisition
Integration and amortization expense for the three months ended June 30, 2024, increased $11.0 million compared with the three months ended June 30, 2023, primarily driven by non-recurring acquisition-related costs related to the Horizon Transaction and integration of Horizon and Shentel’s operating activities.

Depreciation and amortization
Depreciation and amortization increased $9.7 million, or 61.6%, compared with the three months ended June 30, 2023, primarily driven by $8.3 million of depreciation and amortization related to acquired tangible and intangible assets from Horizon and the Company’s expansion of its Glo Fiber network.

Other income (expense), net
Other expense, net was $2.1 million for the three months ended June 30, 2024 compared with other income, net of $0.2 million for the three months ended June 30, 2023, primarily driven by an increase in interest expense due to a higher outstanding debt balance during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, partially offset by patronage income recorded as a result of patronage distributions received during the three months ended June 30, 2024.

Income tax (benefit) expense
The Company recognized $5.2 million of income tax benefit for the three months ended June 30, 2024, compared with $1.5 million of income tax expense for the three months ended June 30, 2023. The $6.7 million increase in income tax benefit was driven by higher pre-tax loss from continuing operations during the three months ended June 30, 2024.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

The Company’s consolidated results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2024	% of Revenue	2023	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$89,330	57.6%	$89,159	66.6%	$171	0.2%
Residential & SMB - Glo Fiber Expansion Markets	26,211	16.9%	15,167	11.3%	11,044	72.8%
Commercial Fiber	29,298	18.9%	21,951	16.4%	7,347	33.5%
RLEC & Other	10,208	6.6%	7,532	5.6%	2,676	35.5%
Total revenue	155,047	100.0%	133,809	100.0%	21,238	15.9%
Operating expenses
Cost of services	60,526	39.0%	50,183	37.5%	10,343	20.6%
Selling, general and administrative	58,217	37.5%	51,069	38.2%	7,148	14.0%
Integration and acquisition	11,943	7.7%	432	0.3%	11,511	NMF
Impairment expense	—	—%	1,020	0.8%	(1,020)	(100.0)%
Depreciation and amortization	43,022	27.7%	30,916	23.1%	12,106	39.2%
Total operating expenses	173,708	112.0%	133,620	99.9%	40,088	30.0%
Operating (loss) income	$(18,661)	(12.0)%	$189	0.1%	$(18,850)	NMF
Other income (expense):
Other (expense) income, net	(4,428)	(2.9)%	1,294	1.0%	(5,722)	NMF
(Loss) income from continuing operations before income taxes	(23,089)	(14.9)%	1,483	1.1%	(24,572)	NMF
Income tax (benefit) expense	(6,226)	(4.0)%	2,141	1.6%	(8,367)	NMF
Loss from continuing operations	(16,863)	(10.9)%	(658)	(0.5)%	(16,205)	NMF
Income from discontinued operations, net of tax	218,687	141.0%	4,514	3.4%	214,173	NMF
Net income	$201,824	130.2%	$3,856	2.9%	$197,968	NMF

Residential & SMB - Incumbent Broadband Markets revenue
Residential & SMB - Incumbent Broadband Markets revenue for the six months ended June 30, 2024 increased approximately $0.2 million, or 0.2%, compared with the six months ended June 30, 2023, primarily driven by $1.8 million of revenue from Horizon, partially offset by a 15.4% year-over-year decline in video RGUs.

Residential & SMB - Glo Fiber Expansion Markets revenue
Residential & SMB - Glo Fiber Expansion Markets revenue for the six months ended June 30, 2024 increased approximately $11.0 million, or 72.8%, compared with the six months ended June 30, 2023, primarily driven by $0.5 million of revenue from Horizon and 56.3% year-over-year growth in data RGUs driven by the Company’s expansion of Glo Fiber and a 9.2% increase in data ARPU.

Commercial Fiber revenue
Commercial Fiber revenue for the six months ended June 30, 2024 increased approximately $7.3 million, or 33.5%, compared with the six months ended June 30, 2023, primarily driven by $10.9 million of revenue from Horizon, partially offset by the expected decline in T-Mobile revenue from prior period backhaul circuit disconnects as part of the previously disclosed decommissioning of the former Sprint network.

RLEC & Other revenue
RLEC & Other revenue for the six months ended June 30, 2024 increased approximately $2.7 million, or 35.5%, compared with the six months ended June 30, 2023, primarily driven by $3.6 million of revenue from Horizon, partially offset by a 28% year-over-year decline in RLEC data RGUs as customers migrate to cable and fiber based products.

Cost of services
Cost of services for the six months ended June 30, 2024, increased approximately $10.3 million, or 20.6%, compared with the six months ended June 30, 2023, primarily driven by $8.9 million of cost of services from Horizon and higher inventory and maintenance costs resulting as the Company continues to expand the Glo Fiber network and a non-recurring charge related to exiting a planned Glo Fiber expansion market due to competitive broadband overbuild activity.

Selling, general and administrative
Selling, general and administrative expense for the six months ended June 30, 2024, increased $7.1 million, or 14.0%, compared with the six months ended June 30, 2023, primarily driven by $4.1 million of recurring selling, general and administrative costs acquired from Horizon, higher advertising costs and sales headcount associated with the Company’s expansion of Glo Fiber.

Integration and acquisition
Integration and amortization expense for the three months ended June 30, 2024, increased $11.5 million compared with the three months ended June 30, 2023, primarily driven by non-recurring Horizon acquisition-related costs related to banking, legal, accounting, and other similar services and severance costs for employees who will not be retained permanently.

Depreciation and amortization
Depreciation and amortization increased $12.1 million, or 39.2%, compared with the six months ended June 30, 2023, primarily driven by $8.3 million of depreciation and amortization related to acquired tangible and intangible assets from Horizon and the Company’s expansion of its Glo Fiber network.

Other income (expense), net
Other expense, net was $4.4 million for the six months ended June 30, 2024 compared with other income, net of $1.3 million for the six months ended June 30, 2023, primarily driven by an increase in interest expense due to a higher outstanding debt balance during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, partially offset by patronage income recorded as a result of patronage distributions received during the six months ended June 30, 2024.

Income tax (benefit) expense
The Company recognized $6.2 million of income tax benefit for the six months ended June 30, 2024, compared with $2.1 million of income tax expense for the six months ended June 30, 2023. The $8.4 million increase in income tax benefit was driven by higher pre-tax loss from continuing operations during the six months ended June 30, 2024.

Additional Information

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by over 16,000 route miles of fiber.

The following table indicates selected operating statistics:

	June 30, 2024	June 30, 2023
Homes and businesses passed (1)	530,076	396,035
Incumbent Broadband Markets (4)	232,531	213,188
Glo Fiber Expansion Markets (5)	297,545	182,847

Residential & Small and Medium Business ("SMB") Revenue Generating Units ("RGUs"):
Broadband Data	164,566	142,247
Incumbent Broadband Markets (4)	111,256	109,404
Glo Fiber Expansion Markets (5)	53,310	32,843
Video	42,079	44,800
Voice	44,126	40,313
Total Residential & SMB RGUs (excludes RLEC)	250,771	227,360

Residential & SMB Penetration (2)
Broadband Data	31.0%	35.9%
Incumbent Broadband Markets (4)	47.8%	51.3%
Glo Fiber Expansion Markets (5)	17.9%	18.0%
Video	7.9%	11.3%
Voice	8.7%	10.7%

Residential & SMB Average Revenue per User ("ARPU") (6)
Broadband Data	$83.70	$81.03
Incumbent Broadband Markets (4)	$84.53	$82.55
Glo Fiber Expansion Markets (5)	$81.86	$75.63
Video	$117.12	$106.21
Voice	$24.95	$25.35

Fiber route miles	16,029	9,082
Total fiber miles (3)	1,798,211	767,173
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
(3)Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.
(4)Incumbent Broadband Markets consists of Shentel Incumbent Cable Markets and Horizon Incumbent Telephone Markets with Fiber-To-The-Home (“FTTH”) passings.
(5)Glo Fiber Expansion Markets consists of FTTH passings in greenfield expansion markets in the Shentel and former Horizon markets.
(6)Average Revenue Per RGU calculation = (Residential & SMB Revenue) / average RGUs / 3 months.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: The Company’s principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings under our Credit Agreement, dated July 1, 2021 (as amended by (i) Amendment No. 1 to Credit Agreement, dated as of May 17, 2023, (ii) Consent and Amendment No. 2 to Credit Agreement, dated as of October 24, 2023, and Amendment No. 3, dated as of April 1, 2024, the “Credit Agreement”). The Credit Agreement contains (i) a $150 million, available revolving credit facility due June 2026 (the “Revolver”), (ii) a $150 million delayed draw amortizing term loan due June 2026 (“Term Loan A-1”), (iii) a $150 million delayed draw amortizing term loan due June 2028 (“Term Loan A-2”), and (iv) a $225 million delayed draw amortizing term loan due June 2028 (“Term Loan A-3” and collectively with Term Loan A-1 and Term Loan A-2, the “Term Loans”).

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

Prior to the Horizon Transaction, Horizon entered into agreements with the Department of Development in Ohio under the state’s Ohio Residential Broadband Expansion program. As part of these agreements, Horizon committed to expand its broadband network resulting in total project costs of $57.4 million, with government matching grants totaling $30.1 million. Approximately $18.0 million of the grant was paid to Horizon up-front, while the remainder will be paid upon the achievement of specified milestones. Shentel assumed these agreements as a result of the Horizon Transaction and is therefore obligated under these programs to continue the build-out of this network. If Shentel fails to complete the build-out, Shentel may be required to repay a portion or all of the grant that Horizon received prior to the acquisition. Horizon was also granted $27.5 million by the National Telecommunications and Information Administration under its Middle Mile Grant Program.

As of June 30, 2024, our cash and cash equivalents totaled $44 million and the availability under our Revolver and Term Loan A-3 was $368 million, for total available liquidity of approximately $412 million. As discussed in Note 1, Basis of Presentation and Other Information in Part I, Item 1 of this quarterly report on Form 10-Q, Shentel entered into various agreements on April 1, 2024, which affected the Company’s liquidity. The Company utilized approximately $349 million to fund the Horizon Transaction, including payment of certain capital expenditures and payments for various transaction costs. Furthermore, the Company received $81 million in exchange for the issuance of Series A Preferred Stock. Finally, the Company amended its Credit Agreement, resulting in incremental delay draw term loan commitments under the Credit Agreement in an aggregate amount equal to $225 million and an increase in the revolving commitment under the Credit Agreement of $50 million.

As discussed above, Shentel sold its Tower Portfolio for $309.9 million in cash during the six months ended June 30, 2024. The majority of these cash proceeds was used to fund Shentel’s purchase of Horizon Telcom on April 1, 2024.

Net cash provided by operating activities from continuing operations was approximately $23.2 million during the six months ended June 30, 2024, representing a decrease of $40.3 million compared with the prior year period, primarily driven by lower current tax refunds received during the six months ended June 30, 2024 and changes in working capital.

Net cash used in investing activities from continuing operations was approximately $489.0 million during the six months ended June 30, 2024, representing an increase of $354.3 million compared with the prior year period, primarily driven by the payment of $349.4 million to acquire Horizon and to cover transaction costs related to the acquisition, a $15.7 million increase in capital expenditures driven by expansion of Glo Fiber and government-subsidized markets, partially offset by $7.7 million of grants received related to government funded infrastructure expansion programs.

Net cash provided by financing activities from continuing operations was approximately $70.0 million during the six months ended June 30, 2024, representing an increase of $21.9 million compared with the prior year period, primarily driven by the issuance of $81 million in Shentel’s Series A Preferred Stock, partially offset by $50 million in lower borrowings against Shentel’s Credit Agreement, $4.1 million in higher cash outflows for debt amendment costs, $2.6 million in cash outflows for principal payments on outstanding debt and $1.6 million in cash outflows for financing costs related to the issuance of the Company’s Series A Preferred Stock.

Indebtedness: To date, Shentel has borrowed $150 million under each of Term Loans A-1 and A-2 available under the Credit Agreement for a total of $300 million. As of June 30, 2024, the Company’s indebtedness totaled approximately $297.3 million, net of unamortized loan fees of $0.1 million. The borrowed amounts bear interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage. At June 30, 2024 Term Loan A-1 had a margin of 1.85% and Term Loan A-2 had a margin of 2.10%. The interest rate was 7.19% for Term Loan A-1 at June 30, 2024 and 7.44% for Term Loan A-2 at June 30, 2024.

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

Refer to Note 9, Debt, in the Company’s unaudited condensed consolidated financial statements for more information about the Credit Agreement.

As of June 30, 2024, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flows from continuing operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the six months ended June 30, 2024, our capital expenditures of $150.9 million exceeded our net cash provided by operating activities of continuing operations by $127.7 million, and we expect our capital expenditures to exceed the cash flows provided from continuing operations through 2026, as we expand our Glo Fiber broadband network.

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our products and services, new market developments and expansion opportunities.

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions including rising inflation, regulatory requirements, changes in technologies, changes in competition, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base is critical to our ability to maintain positive cash flows from operations. The foregoing events individually or collectively could affect our results.

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in Part II, Item 8 of our 2023 Form 10-K for the year ended December 31, 2023.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have borrowed a total of $300 million pursuant to the variable rate delayed draw Term Loans available under the Credit Agreement. As of December 31, 2023, Shentel has borrowed the full amount available under our Term Loans A-1 and A-2.

As of June 30, 2024, the Company had $297.4 million of gross variable rate debt outstanding, bearing interest at 7.19% and 7.44% for Term Loan A-1 and Term Loan A-2, respectively. An increase in market interest rates of 1.00% would add approximately $2.9 million to annual interest expense.

In May 2023, Shentel entered into pay fixed, receive variable interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms that became effective in May 2024 which extend through their maturity dates in June 2026. The Swaps are designated as cash flow hedges, representing 50% of the Company’s expected outstanding debt. The Company uses the Swaps to manage its exposure to interest rate risk for a portion of its long-term variable-rate Term Loans through interest rate swaps. When the Swaps’ payments term began, Shentel effectively pays a fixed weighted-average interest rate of 2.90%, prior to interest rate margin provided under our credit facility.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of June 30, 2024, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 1, 2024 (the “Closing Date”), Shentel completed its previously announced acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, the sellers set forth on the signature pages thereto (each, a “Seller” and collectively, the “Sellers”) and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024, the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, on the Closing Date, Shentel acquired 100% of the outstanding equity interests of Horizon in exchange for (i) issuing 4,100,375 shares of Shentel’s common stock, no par value (“Common Stock”), to an investment fund managed by affiliates of GCM Grosvenor, which is one of the Sellers (the “Selling Shareholder”); and (ii) paying $305 million in cash consideration to the other Sellers and certain third parties, including Horizon’s existing lenders to discharge debt. Cash consideration paid also included purchase price adjustments for capital expenditure reimbursements and working capital subject to subsequent adjustments as defined in the merger agreement. The Selling Shareholder agreed to an investor rights agreement with the Company that includes among other provision, a one year lockup period for the 4,100,375 shares of Common Stock received. The sale of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, based upon representations made to us by the Selling Shareholder.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended June 30, 2024, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	—	$—
June 1 to June 30	12	$18.37
Total	12

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
Date: August 7, 2024