Form 10-Q
period 2024-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2024-11-07
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	54,602,146
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on October 31, 2024)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$43,099	$139,255
Accounts receivable, net of allowance for credit losses of $1,574 and $886, respectively	32,526	19,782
Income taxes receivable	4,700	4,691
Prepaid expenses and other	17,189	11,782
Current assets held for sale	—	561
Total current assets	97,514	176,071
Investments	15,369	13,198
Property, plant and equipment, net	1,385,355	850,337
Goodwill and intangible assets, net	162,822	81,123
Operating lease right-of-use assets	20,738	13,024
Deferred charges and other assets	13,011	11,561
Non-current assets held for sale	—	68,915
Total assets	$1,694,809	$1,214,229
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$8,628	$7,095
Accounts payable	65,952	53,546
Advanced billings and customer deposits	15,212	12,394
Accrued compensation	16,030	11,749
Current operating lease liabilities	3,317	2,222
Accrued liabilities and other	13,994	7,747
Current liabilities held for sale	—	3,602
Total current liabilities	123,133	98,355
Long-term debt, less current maturities, net of unamortized loan fees	335,931	292,804
Other long-term liabilities:
Deferred income taxes	181,613	85,664
Benefit plan obligations	5,091	3,943
Non-current operating lease liabilities	11,657	7,185
Other liabilities	31,008	16,912
Non-current liabilities held for sale	—	56,696
Total other long-term liabilities	229,369	170,400
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable noncontrolling interest	81,018	—
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 54,573 and 50,272 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	145,363	66,933
Retained earnings	778,992	584,069
Accumulated other comprehensive income, net of taxes	1,003	1,668
Total shareholders’ equity	925,358	652,670
Total liabilities, temporary equity and shareholders’ equity	$1,694,809	$1,214,229
See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue and other	$87,599	$67,409	$242,646	$201,218
Operating expenses:
Cost of services exclusive of depreciation and amortization	34,415	26,268	94,941	76,451
Selling, general and administrative	28,006	22,952	86,223	74,021
Integration and acquisition	1,673	1,146	13,616	1,578
Impairment expense	—	1,532	—	2,552
Depreciation and amortization	27,681	16,121	70,703	47,037
Total operating expenses	91,775	68,019	265,483	201,639
Operating loss	(4,176)	(610)	(22,837)	(421)
Other (expense) income:
Interest expense	(3,668)	(1,198)	(11,740)	(2,495)
Other income, net	998	2,024	4,642	4,615
(Loss) income from continuing operations before income taxes	(6,846)	216	(29,935)	1,699
Income tax (benefit) expense	(1,542)	399	(7,768)	2,540
Loss from continuing operations	(5,304)	(183)	(22,167)	(841)
Discontinued operations:
Income from discontinued operations, net of tax	41	1,776	1,923	6,290
Gain on the sale of discontinued operations, net of tax	—	—	216,805	—
Total income from discontinued operations, net of tax	41	1,776	218,728	6,290
Net (loss) income	(5,263)	1,593	196,561	5,449
Net income attributable to redeemable noncontrolling interest	1,638	—	1,638	—
Net (loss) income attributable to common shareholders	$(6,901)	$1,593	$194,923	$5,449

Net (loss) income per share attributable to common shareholders, basic and diluted:
Loss from continuing operations	$(0.13)	$—	$(0.45)	$(0.02)
Income from discontinued operations, net of tax	—	0.03	4.10	0.13
Net (loss) income per share	$(0.13)	$0.03	$3.65	$0.11

Weighted average shares outstanding, basic and diluted	54,781	50,379	53,370	50,346

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(5,263)	$1,593	$196,561	$5,449
Other comprehensive income, net of taxes
Net change in unrealized (loss) gain	(1,686)	1,115	479	3,242
Amounts reclassified to interest expense	(716)	—	(1,144)	—
Comprehensive (loss) income	(7,665)	2,708	195,896	8,691
Comprehensive income attributable to redeemable noncontrolling interest	1,638	—	1,638	—
Comprehensive (loss) income attributable to common shareholders	$(9,303)	$2,708	$194,258	$8,691

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND SHAREHOLDERS' EQUITY
(in thousands)

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2024	81	$79,380	54,572	$143,784	$785,893	$3,405	$933,082
Net loss	—	—	—	—	(5,263)	—	(5,263)
Stock-based compensation	—	—	—	1,566	—	—	1,566
Common stock issued	—	—	1	13	—	—	13
Unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	(1,686)	(1,686)
Amounts reclassified from accumulated other comprehensive income to interest expense	—	—	—	—	—	(716)	(716)
Preferred stock dividends	—	1,638	—	—	(1,638)	—	(1,638)
Balance, September 30, 2024	81	$81,018	54,573	$145,363	$778,992	$1,003	$925,358

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2023	—	$—	50,272	$66,933	$584,069	$1,668	$652,670
Net income	—	—	—	—	196,561	—	196,561
Stock-based compensation	—	—	285	8,239	—	—	8,239
Common stock issued	—	—	4,101	71,862	—	—	71,862
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(85)	(1,671)	—	—	(1,671)
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	479	479
Amounts reclassified from accumulated other comprehensive income to interest expense	—	—	—	—	—	(1,144)	(1,144)
Issuance of redeemable noncontrolling interest	81	79,380	—	—	—	—	—
Preferred stock dividends	—	1,638	—	—	(1,638)	—	(1,638)
Balance, September 30, 2024	81	$81,018	54,573	$145,363	$778,992	$1,003	$925,358

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2023	—	$—	50,264	$62,888	$584,410	$2,127	$649,425
Net income	—	—	—	—	1,593	—	1,593
Stock-based compensation	—	—	—	2,220	—	—	2,220
Common stock issued	—	—	—	10	—	—	10
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	1,115	1,115
Balance, September 30, 2023	—	$—	50,264	$65,118	$586,003	$3,242	$654,363

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2022	—	$—	50,110	$57,453	$580,554	$—	$638,007
Net income	—	—	—	—	5,449	—	5,449
Stock-based compensation	—	—	220	8,950	—	—	8,950
Common stock issued	—	—	1	32	—	—	32
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(67)	(1,317)	—	—	(1,317)
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	3,242	3,242
Balance, September 30, 2023	—	$—	50,264	$65,118	$586,003	$3,242	$654,363

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$196,561	$5,449
Income from discontinued operations, net of tax	218,728	6,290
Loss from continuing operations	(22,167)	(841)
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of business acquisition
Depreciation and amortization	70,703	47,037
Stock-based compensation expense, net of amount capitalized	7,620	8,364
Impairment expense	—	2,552
Deferred income taxes	(7,768)	3,211
Provision for credit losses	1,748	1,837
Gain on sale of FCC spectrum licenses	—	(1,328)
Other, net	903	5
Changes in assets and liabilities:
Accounts receivable	(630)	1,257
Current income taxes	1,154	25,108
Operating lease assets and liabilities, net	(123)	(156)
Other assets	(3,045)	2,914
Accounts payable	(583)	(3,458)
Other deferrals and accruals	564	(4,220)
Net cash provided by operating activities - continuing operations	48,376	82,282
Net cash (used in) provided by operating activities - discontinued operations	(6,405)	9,407
Net cash provided by operating activities	41,971	91,689

Cash flows from investing activities:
Capital expenditures	(226,452)	(189,343)
Government grants received	11,094	448
Cash disbursed for acquisition, net of cash acquired	(347,411)	—
Proceeds from the sale of FCC spectrum licenses	—	17,300
Proceeds from sale of assets and other	1,846	566
Net cash used in investing activities - continuing operations	(560,923)	(171,029)
Net cash provided by (used in) investing activities - discontinued operations	305,827	(1,459)
Net cash used in investing activities	(255,096)	(172,488)

Cash flows from financing activities:
Principal payments on long-term debt	(4,843)	—
Proceeds from credit facility borrowings	50,000	75,000
Payments for debt amendment costs	(4,570)	(300)
Proceeds from the issuance of redeemable noncontrolling interest, net of financing fees paid	79,380	—
Taxes paid for equity award issuances	(1,671)	(1,317)
Payments for financing arrangements and other	(1,327)	(679)
Net cash provided by financing activities	116,969	72,704
Net decrease in cash and cash equivalents	(96,156)	(8,095)
Cash and cash equivalents, beginning of period	139,255	44,061
Cash and cash equivalents, end of period	$43,099	$35,966

Supplemental Disclosures of Cash Flow Information
Interest paid, net of amounts capitalized	$(8,935)	$(1,633)
Income tax (paid) refunds received, net	$(6,657)	$25,481

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

On the Closing Date, Shentel Broadband filed a certificate of designations with the Secretary of State of the State of Delaware authorizing 100,000 shares of Series A Preferred Stock and setting forth the powers, designations, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock (the “Certificate of Designations”). The Series A Preferred Stock ranks senior to Shentel’s Common Stock with respect to the payment of dividends and with respect to the distribution of assets upon Shentel Broadband’s liquidation, dissolution or winding up. Dividends on the Series A Preferred Stock accrue at 7% per annum compounded and payable quarterly in arrears and, at Shentel’s option, may be paid in cash or in kind (such dividends paid in kind, “PIK Dividends”). The PIK Dividend rate is subject to increase to 8.5% and 10% after the fifth and seventh anniversaries of the Closing Date, respectively, to the extent any dividends accrued during the period from and including such anniversary dates are paid in the form of PIK Dividends.

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

The Tower Portfolio represented substantially all of the assets and operations in Shentel’s previously reported Tower Reporting Segment and the Tower Transaction represented a strategic shift in the Company’s business. Consequently, the Tower Portfolio has been reclassified as a discontinued operation. For all periods presented, the assets and liabilities that transferred in the Tower Transaction (the “disposal group”) are presented as held for sale in our unaudited condensed consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. Refer to Note 16, Discontinued Operations, for more information regarding the presentation of the disposal group in the Company’s financial statements.

As a result of the sale of the Tower Portfolio, the Company has one reportable segment. Consequently, segment reporting previously disclosed is no longer applicable.

New Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. These enhanced disclosures requirements also include, but are not limited to, the requirement to disclose other segment items by reportable segment, the title and the position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated financial statements and related disclosures.

In December 2023, FASB issued ASU 2023-09 “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” This accounting update requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction.. The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2024. Early Adoption is permitted. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated financial statements and related disclosures. The Company does not anticipate adoption will have a material impact on the financial position, results of operations, cash flows or disclosures.

Note 2. Acquisition of Horizon
The Company accounted for the Horizon Transaction under the acquisition method of accounting, in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. Fair values are determined using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.

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

The allocation of the purchase price was based upon management’s preliminary valuation of the fair values of tangible and intangible assets acquired and liabilities assumed in the Horizon Transaction, with the excess recorded as goodwill. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The fair value of acquired identifiable assets and liabilities, including but not limited to, property, plant and equipment, intangible assets, operating lease right-of-use assets, deferred tax liabilities, and non-current operating lease liabilities, and the resulting impact on goodwill recognized, are provisional pending receipt of the final valuations for these balances.

(in thousands)	Amount
Current and other assets	$9,806
Property, plant and equipment	382,695
Goodwill	68,437
Intangible assets	14,249
Operating lease right-of-use assets	7,792
Other long-term assets	1,843
Total assets acquired	484,822

Current liabilities	16,056
Deferred tax liabilities	30,371
Non-current operating lease liabilities	4,706
Government grant liabilities	7,122
Other long-term liabilities	10,373
Total liabilities assumed	68,628

Net assets acquired	$416,194

During the three months ended September 30, 2024, the Company recorded certain measurement period adjustments based on additional information, primarily related to acquired property, plant and equipment, acquired leases and certain liabilities assumed, resulting in a decrease to goodwill of $6.2 million. Finalization of the purchase price allocations is dependent on final review and acceptance of the independent appraiser’s valuation report.

Current and other assets acquired include $5.4 million of accounts receivable, net of allowance for credit losses of $0.3 million. Intangible assets acquired primarily relate to customer relationships. The customer relationships are valued using the cost approach to determine the cost that would be incurred to replace these assets. These represent finite-lived intangibles which are being amortized over the assets’ useful lives, which is estimated to be ten years.

The Company has included the results of the operations of Horizon for financial reporting purposes for the period subsequent to the date of acquisition.

In connection with the acquisition, Shentel incurred integration and acquisition-related costs of $1.7 million and $13.6 million related to banking, legal, accounting, severance and other similar expenses for the three and nine months ended September 30, 2024, respectively. Shentel incurred acquisition-related costs of $1.1 million and $1.6 million related to banking, legal, accounting, and other similar expenses for the three and nine months ended September 30, 2023, respectively. These costs are recorded as integration and acquisition expenses in the Company’s unaudited condensed consolidated statements of operations.

Horizon’s revenue of $16.9 million and loss before income taxes of $4.0 million for the three months ended September 30, 2024 and Horizon’s revenue of $33.7 million and loss before income taxes of $11.3 million for the period between April 1, 2024 and September 30, 2024 are included in Shentel’s unaudited condensed consolidated statements of operations for both the three and nine months ended September 30, 2024, respectively. The unaudited pro forma results of the Company, as if the Horizon Transaction had occurred on January 1, 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating revenues	N/A	$84,058	$258,516	$250,806
Loss before income taxes	N/A	$(3,117)	$(34,872)	$(10,207)

The pro forma disclosures shown above are based upon estimated preliminary valuations of the assets acquired and liabilities assumed as well as preliminary estimates of depreciation and amortization charges thereon, that may differ from the final fair values of the acquired assets and assumed liabilities and the resulting depreciation and amortization charges thereon. Other pro forma adjustments include the following:

•historical depreciation expense was adjusted for the fair value adjustment increasing the basis of property, plant and equipment and shorter estimated useful lives to conform to the Company’s standard policy and the acceleration of depreciation on certain equipment;
•incremental amortization due to the customer-based contract rights associated with acquired customers; and
•removal of Horizon’s interest expense and amortization of deferred financing fees due to the repayment of the outstanding principal of Horizon’s debt.

Note 3. Revenue from Contracts with Customers
The Company’s revenues by activity type were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Residential & SMB - Incumbent Broadband Markets[1]	$44,225	$43,679	$133,555	$132,838
Residential & SMB - Glo Fiber Expansion Markets[2]	15,100	9,325	41,311	24,492
Commercial Fiber	20,257	10,415	49,555	32,366
RLEC & Other	8,017	3,990	18,225	11,522
Service revenue and other	$87,599	$67,409	$242,646	$201,218
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

Shentel had $22.1 million and $17.6 million of gross trade receivables from customers as of September 30, 2024 and December 31, 2023, respectively.

Contract Assets

The Company’s contract assets primarily include commissions incurred to acquire contracts with customers. The Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period which is approximately six years. The Company’s current contract assets are included in prepaid expenses and other and the Company’s non-current contract assets are included in deferred charges and other assets in its unaudited condensed consolidated balance sheets. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

The following tables present the activity of current and non-current contract assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning Balance	$9,345	$8,742	$8,633	$8,646
Commission payments	1,050	755	3,465	2,439
Contract asset amortization	(722)	(822)	(2,425)	(2,410)
Ending Balance	$9,673	$8,675	$9,673	$8,675

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

Shentel’s current contract liability balances were $11.6 million and $10.0 million at September 30, 2024 and December 31, 2023, respectively. Shentel’s non-current contract liability balances were $5.3 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively. Shentel expects its current contract liability balances to be recognized as revenues during the twelve-month periods following the respective balance sheet dates and its non-current contract liability balances to be recognized as revenues after the twelve-month periods following the respective balance sheet dates.

Note 4. Investments

Investments consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
SERP investments at fair value	$2,649	$2,290
Cost method investments	12,493	10,675
Equity method investments	227	233
Total investments	$15,369	$13,198

SERP investments at fair value: The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy.

Cost method investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $11.8 million and $10.1 million at September 30, 2024 and December 31, 2023, respectively. Shentel recognized approximately $0.4 million and $0.1 million of patronage income in other income for the three months ended September 30, 2024 and 2023, respectively, and approximately $1.1 million and $0.4 million during the nine months ended September 30, 2024 and 2023, respectively. The Company expects that approximately 88% of the patronage distributions will be collected in cash and 12% in equity in 2024.

Prior to the Horizon Transaction, Horizon held a $1.6 million investment in CoBank’s Class A common stock. Consequently, the value of Shentel’s investment in CoBank increased by a corresponding amount as a result of the Horizon Transaction.

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	September 30, 2024	December 31, 2023
Land		$4,514	$3,671
Land improvements	10 years	4,448	4,448
Buildings and structures	10 - 45 years	51,874	42,871
Cable and fiber	12 - 30 years	1,213,698	799,612
Equipment and software	4 - 12 years	395,661	331,595
Plant in service		1,670,195	1,182,197
Plant under construction		231,247	145,623
Total property, plant and equipment		1,901,442	1,327,820
Less: accumulated depreciation and amortization		(516,087)	(477,483)
Property, plant and equipment, net		$1,385,355	$850,337

Property, plant and equipment, net increased due primarily to capital expenditures driven by the Company’s assets acquired as a result of the Horizon Transaction and Glo Fiber market expansion. The Company’s accounts payable as of September 30, 2024 and December 31, 2023 included amounts associated with capital expenditures of approximately $61.6 million and $51.1 million, respectively. Depreciation and amortization expense was $27.2 million and $16.0 million during the three months ended September 30, 2024 and 2023, respectively, and $69.6 million and $46.7 million during the nine months ended September 30, 2024 and 2023, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill	$71,681	$—	$71,681	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights and other	526	—	526	217	—	217
Total indefinite-lived intangibles	76,982	—	76,982	76,673	—	76,673

Finite-lived intangibles:
Subscriber relationships	42,448	(28,417)	14,031	28,425	(27,370)	1,055
Other intangibles	510	(382)	128	510	(359)	151
Total finite-lived intangibles	42,958	(28,799)	14,159	28,935	(27,729)	1,206
Total goodwill and intangible assets	$191,621	$(28,799)	$162,822	$108,852	$(27,729)	$81,123

Shentel recognized $68.4 million of goodwill, $14.0 million of subscriber relationships and $0.2 million of other intangible assets as a result of the preliminary purchase price allocation related to the Horizon acquisition. The goodwill recognized primarily consists of synergies expected from combining the operations of Horizon and Shentel and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce. None of the goodwill recognized is expected to be deductible for income tax purposes. Amortization expense was $0.5 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $0.4 million during the nine months ended September 30, 2024 and 2023, respectively.

Note 7. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid maintenance expenses	$8,520	$5,157
Broadband contract acquisition costs	3,039	2,675
Interest rate swaps	1,309	1,443
Other	4,321	2,507
Prepaid expenses and other	$17,189	$11,782

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	September 30, 2024	December 31, 2023
Broadband contract acquisition costs	$6,634	$5,958
Interest rate swaps	69	798
Prepaid expenses and other	6,308	4,805
Deferred charges and other assets	$13,011	$11,561

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued programming costs	$3,567	$3,209
Other current liabilities	10,427	4,538
Accrued liabilities and other	$13,994	$7,747

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	September 30, 2024	December 31, 2023
Noncurrent portion of deferred revenue	$24,473	$14,670
Noncurrent portion of finance leases	1,616	1,395
Other	4,919	847
Other liabilities	$31,008	$16,912

Note 8. Leases

The Company leases various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2024	2023	2024	2023
Finance lease cost
Amortization of leased assets	Depreciation and amortization	$188	$120	$478	$358
Interest on lease liabilities	Interest expense	27	20	70	59
Operating lease cost	Operating expense[1]	1,266	711	3,106	2,359
Lease cost		$1,481	$851	$3,654	$2,776
_________________________________________
(1)Operating lease expense is presented in cost of services or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of September 30, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
2024 (remainder of the year)	$1,230	$76	$1,306
2025	3,899	416	4,315
2026	2,836	400	3,236
2027	1,957	203	2,160
2028	1,651	158	1,809
2029 and thereafter	8,463	1,201	9,664
Total lease payments	20,036	2,454	22,490
Less: Interest	(5,062)	(509)	(5,571)
Present value of lease liabilities	$14,974	$1,945	$16,919

Other information related to operating and finance leases was as follows:

	September 30, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (years)	8.5	7.1
Weighted average discount rate	6.0%	5.0%
Finance leases
Weighted average remaining lease term (years)	9.1	12.3
Weighted average discount rate	5.3%	5.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash paid for operating lease liabilities	$1,312	$896	$3,130	$2,498
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	148	621	2,132	2,308

The Company also has arrangements which generate lease revenue through operating lease agreements for the use of fiber capacity of its fiber network assets. Contract terms for these arrangements can range from 1 to 40 years and are billed monthly. Lease revenue from these arrangements was $1.8 million and $4.1 million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2023, respectively. These amounts are presented in service revenue and other in the Company’s unaudited condensed consolidated statements of operations. Contractual minimum rental receipts expected under the lease agreements in place as of September 30, 2024 is as follows:

(in thousands)	Operating Leases
2024 (remainder of the year)	$1,304
2025	5,015
2026	4,256
2027	3,861
2028	3,623
2029 and thereafter	24,641
Total	$42,700

Note 9. Debt

Shentel Broadband Operations LLC, an indirect wholly owned subsidiary of Shentel, has a credit agreement, dated as of July 1, 2021 (as amended by (i) Amendment No. 1 to Credit Agreement, dated as of May 17, 2023, (ii) Consent and Amendment No. 2 to Credit Agreement, dated as of October 24, 2023, and (iii) Amendment No. 3, dated as of April 1, 2024, the “Credit Agreement”), with various financial institutions party thereto (the “Lenders”) and CoBank, ACB, as administrative agent for the Lenders, which contains (i) a $150 million available revolving credit facility due June 2026 (the “Revolver”), (ii) a $150 million delayed draw amortizing term loan due June 2026 (“Term Loan A-1”), (iii) a $150 million delayed draw amortizing term loan due June 2028 (“Term Loan A-2”), and (iv) a $225 million delayed draw amortizing term loan due July 2028 (“Term Loan A-3” and collectively with Term Loan A-1 and Term Loan A-2, the “Term Loans”). The following loans were outstanding under the Credit Agreement:

(in thousands)	September 30, 2024	December 31, 2023
Term loan A-1	$146,279	$150,000
Term loan A-2	148,878	150,000
Term loan A-3	50,000	—
Total debt	345,157	300,000
Less: unamortized loan fees	(598)	(101)
Total debt, net of unamortized loan fees	$344,559	$299,899

Both Term Loan A-1 and Term Loan A-2 bore interest at one-month LIBOR plus a margin until May 2023 and now bear interest at one-month term Secured Overnight Financing Rate (“SOFR”) plus a margin. Term Loan A-3 also bears interest at one-month term SOFR plus a margin. The margin is variable and determined by the Company’s net leverage ratio. Interest is paid monthly. The interest rate for Term Loan A-1, A-2, and A-3 at September 30, 2024 was 6.45%, 6.70%, and 6.95%, respectively. The interest rate was 6.95% for both Term Loan A-1 and Term Loan A-2 at December 31, 2023.

Interest expense recorded in Shentel’s unaudited condensed consolidated statements of operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest expense	$6,158	$2,719	$17,755	$6,286
Less: capitalized interest	(2,490)	(1,521)	(6,015)	(3,791)
Interest expense, net of capitalized interest	$3,668	$1,198	$11,740	$2,495

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance. Based on the outstanding balance as of September 30, 2024, Term Loan A-1 required quarterly principal repayments of 1.25% quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due July 1, 2026. Based on the outstanding balance as of September 30, 2024, Term Loan A-2 requires quarterly principal repayments of 0.25% through March 31, 2028, with the remaining balance due July 1, 2028. Based on the outstanding balance as of September 30, 2024, Term Loan A-3 requires quarterly principal repayments of 0.25% from June 30, 2025 through March 31, 2027; then increasing to 1.25% quarterly from June 30, 2027 through March 31, 2028, with the remaining balance due July 1, 2028.

Shentel has not made any borrowings under its Revolver as of September 30, 2024. In the event borrowings are made in the future, the entire outstanding principal amount borrowed against the Revolver is due June 30, 2026.

The following table summarizes the expected payments of Shentel’s outstanding borrowings as of September 30, 2024:

(in thousands)	Amount
2024 (remainder of the year)	$2,201
2025	8,755
2026	139,074
2027	2,419
2028	192,708
Total	$345,157

Although no borrowings have been executed under the Revolver, Shentel has executed letter of credit arrangements totaling $7.1 million that reduce the available balance of the Revolver. The letter of credit arrangements were executed primarily pursuant to the requirements of the National Telecommunications and Information (“NTIA”) government grant program, discussed further in Note 14, Government Grants. These amounts are not considered borrowed, as no cash has been disbursed to Shentel or other parties.

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

The Swaps were determined to be highly effective hedges and therefore all change in the fair value of the Swaps was recognized in accumulated other comprehensive income.

The table below presents the fair value of the Swaps as well as their classification in the unaudited condensed consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	September 30, 2024	December 31, 2023
Balance sheet line item of derivative financial instruments:
Prepaid expenses and other	$1,309	$1,443
Deferred charges and other assets	69	798
Total derivatives designated as hedging instruments	$1,378	$2,241

The table below summarizes changes in accumulated other comprehensive income by component:

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, June 30, 2024	$4,550	$(1,145)	$3,405
Net change in unrealized loss	(2,226)	540	(1,686)
Amounts reclassified to interest expense	(946)	230	(716)
Net current period other comprehensive income (loss)	(3,172)	770	(2,402)
Balance, September 30, 2024	$1,378	$(375)	$1,003

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2023	$2,241	$(573)	$1,668
Net change in unrealized gain	619	(140)	479
Amounts reclassified to interest expense	(1,482)	338	(1,144)
Net current period other comprehensive income (loss)	(863)	198	(665)
Balance, September 30, 2024	$1,378	$(375)	$1,003

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, June 30, 2023	$2,866	$(739)	$2,127
Net change in unrealized gain	1,503	(388)	1,115
Balance, September 30, 2023	$4,369	$(1,127)	$3,242

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2022	$—	$—	$—
Net change in unrealized gain	4,369	(1,127)	3,242
Balance, September 30, 2023	$4,369	$(1,127)	$3,242

Note 11. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is currently involved in one state income tax audit and no federal income tax audits as of September 30, 2024. The Company’s income tax returns are generally open to examination from 2020 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2004 forward.

The effective tax rates for the three and nine months ended September 30, 2024 and 2023, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Expected tax (benefit) expense at federal statutory	$(1,437)	$46	$(6,286)	$357
State income tax (benefit) expense, net of federal tax effect	(367)	11	(1,603)	91
Excess tax deficiency from share-based compensation and other expense, net	262	342	121	2,092
Income tax (benefit) expense	$(1,542)	$399	$(7,768)	$2,540

The Company made $8.0 million in payments and received $1.3 million in refunds for income taxes for the nine months ended September 30, 2024. The Company received $25.6 million in cash refunds for income taxes for the nine months ended September 30, 2023.

Note 12. Redeemable Noncontrolling Interest

As discussed in Note 1, Basis of Presentation and Other Information, Shentel Broadband, a subsidiary of Shentel, issued 81,000 shares of Shentel Broadband’s Series A Preferred Stock in exchange for $81 million in cash. The Series A Preferred Stock has a par value of $0.01 per share. As of September 30, 2024, 100,000 shares of the Series A Preferred Stock were authorized for issuance and 81,000 shares of the Series A Preferred Stock were outstanding.

Shentel has applied the guidance in ASC 480‑10‑S99‑3A, “SEC Staff Announcement: Classification and Measurement of Redeemable Securities”, and has therefore classified the Series A Preferred Stock outside of shareholders’ equity on the Company’s unaudited condensed consolidated balance sheets because the shares contain liquidation features that are not solely within the Company’s control. The Series A Preferred Stock was recorded at its fair value on the date of issuance, net of $1.6 million of issuance costs. The Company does not adjust the carrying value of the Series A Preferred Stock to the liquidation preference of such shares because of the uncertainty of whether or when a liquidation event would occur. Subsequent adjustments to increase the carrying value to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur. Furthermore, the Company classifies the Series A Preferred Stock as redeemable noncontrolling interest due to the fact that the Series A Preferred Stock is issued by its subsidiary, Shentel Broadband.

As discussed in Note 1, Basis of Presentation and Other Information, the Company must pay either a cash or PIK Dividend related to the Series A Preferred Stock on a quarterly basis. The first quarterly dividend was issued as a PIK Dividend on July 15, 2024. The PIK Dividend resulted in a $1.6 million increase in the liquidation preference of the Series A Preferred Stock.

As described in Note 1, Basis of Presentation and Other Information, the Series A Preferred Stock is exchangeable at the option of the Investor or Shentel in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share. As of September 30, 2024, the Series A Preferred Stock was exchangeable for 3,372,979 shares of Common Stock.

Note 13. Stock Compensation and Earnings (Loss) per Share

Activity related to the Company’s equity compensation, which includes the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”), was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2023	825	$21.16
Granted	403	$20.22
Adjustments for PSU performance	(79)	$19.29
Vested	(284)	$21.93
Forfeited	(22)	$20.07
Outstanding awards, September 30, 2024	843	$20.68

The total fair value of RSUs vested was $5.5 million during the nine months ended September 30, 2024.

Activity related to the Company’s Relative Total Shareholder Return RSUs (“RTSRs”) was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2023	293	$25.80
Granted	136	$22.30
Adjustments for RTSR performance	(27)	$34.05
Vested	(32)	$34.05
Forfeited	(16)	$23.24
Outstanding awards, September 30, 2024	354	$23.20

The total fair value of RTSRs vested was $0.5 million during the nine months ended September 30, 2024.

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock compensation expense	$1,566	$2,220	$8,239	$8,950
Capitalized stock compensation	(182)	(176)	(619)	(586)
Stock compensation expense, net	$1,384	$2,044	$7,620	$8,364

As of September 30, 2024, there was $9.2 million of total unrecognized compensation cost related to non-vested RSUs and RTSRs which is expected to be recognized over weighted average period of 2.3 years.

The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Calculation of net (loss) income per share:
Loss from continuing operations	$(5,304)	$(183)	$(22,167)	$(841)
Total income from discontinued operations, net of tax	41	1,776	218,728	6,290
Net (loss) income	$(5,263)	$1,593	$196,561	$5,449

Amounts attributable to common shareholders
Loss from continuing operations	$(6,942)	$(183)	$(23,805)	$(841)
Total income from discontinued operations	41	1,776	218,728	6,290
Net (loss) income attributable to common shareholders	$(6,901)	$1,593	$194,923	$5,449

Basic weighted average shares outstanding	54,781	50,379	53,370	50,346

Per share amounts attributable to common shareholders
Basic - Loss from continuing operations	$(0.13)	$—	$(0.45)	$(0.02)
Basic - Income from discontinued operations, net of tax	—	0.03	4.10	0.13
Basic net (loss) income per share	$(0.13)	$0.03	$3.65	$0.11

Effect of dilutive instruments outstanding:
Basic weighted average shares outstanding	54,781	50,379	53,370	50,346
Effect from dilutive shares and options outstanding	—	—	—	—
Diluted weighted average shares outstanding	54,781	50,379	53,370	50,346

Diluted - Loss from continuing operations	$(0.13)	$—	$(0.45)	$(0.02)
Diluted - Income from discontinued operations, net of tax	—	0.03	4.10	0.13
Diluted net (loss) income per share	$(0.13)	$0.03	$3.65	$0.11

The Company determines the dilutive impact of equity awards and the Series A Preferred Stock (on an as-converted basis) by applying the treasury stock method and the if-converted method, respectively. There were approximately 423,000 and 373,000 potentially dilutive equity awards during the three and nine months ended September 30, 2024, respectively; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's loss from continuing operations for the periods. There were also approximately 3,373,000 potentially dilutive shares related to the Series A Preferred Stock (on an as-converted basis) during both the three and nine months ended September 30, 2024; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company’s loss from continuing operations for the periods. There were approximately 457,000 and 277,000 potentially dilutive equity awards during the three and nine months ended September 30, 2023, respectively; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's loss from continuing operations for the periods.

Note 14. Government Grants

During the nine months ended September 30, 2024, Shentel was awarded an additional grant of $0.6 million to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $11.1 million and $0.4 million in cash reimbursements during the nine months ended September 30, 2024 and 2023, respectively, and had approximately $5.3 million and $1.9 million in accounts receivable as of September 30, 2024 and December 31, 2023, respectively.

Prior to the Horizon Transaction, Horizon entered into agreements with the Department of Development in Ohio under the state’s Ohio Residential Broadband Expansion program. As part of these agreements, Horizon committed to expand its broadband network resulting in total project costs of $57.4 million, with government matching grants totaling $30.1 million. Approximately $18.0 million of the grant was paid to Horizon up-front, while the remainder will be paid upon the achievement of specified milestones. Shentel assumed these agreements as a result of the Horizon Transaction and is therefore obligated under these programs to continue the build-out of this network. If Shentel fails to complete the build-out, Shentel may be required to repay a portion or all of the grant that Horizon received prior to the acquisition. Consequently, the portion of the up-front grant payment associated with unfulfilled obligations is recorded in other liabilities in the Company’s unaudited condensed consolidated balance sheets. Consistent with Shentel’s existing policy for accounting for government grants, the Company reclassifies amounts from other liabilities to reduce the related property, plant and equipment as the Company fulfills its obligations under this grant program. As of September 30, 2024, $3.5 million of this liability remained in other liabilities. Post acquisition, Horizon was also granted $27.5 million by the NTIA under its Middle Mile Grant Program. The Company has not received any cash reimbursements under the Middle Mile Grant Program as of September 30, 2024.

Note 15. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 8, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2027.

From time to time the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company’s management does not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 16. Discontinued Operations

As discussed in Note 1, Basis of Presentation and Other Information above, the Tower Transaction represented a strategic shift in the Company’s business and the Tower Portfolio has been reclassified as a discontinued operation. As a result, for all periods presented, the assets and liabilities that transferred in the Tower Transaction disposal group are presented as held for sale in the Company’s unaudited condensed consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

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

Income from discontinued operations, net of tax in the unaudited condensed consolidated statements of operations consist of the following for the periods:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue and other	$—	$4,644	$4,542	$13,973
Operating expenses:
Cost of services	—	1,694	1,059	4,265
Selling, general and administrative	—	304	572	1,103
Depreciation and amortization	—	549	222	1,600
Total operating expenses	—	2,547	1,853	6,968
Operating income	—	2,097	2,689	7,005
Other income:
Gain on sale of disposition of Tower Portfolio	—	—	294,250	—
Other income (expense)	55	—	(74)	—
Income before income taxes	55	2,097	296,865	7,005
Income tax expense	14	321	78,137	715
Income from discontinued operations, net of tax	$41	$1,776	$218,728	$6,290

Consummation of the sale triggered the recognition of approximately $4.4 million of incremental transaction costs during the nine months ended September 30, 2024, for contingent deal advisory fees and legal expenses, which are netted against the gain on sale of disposition of Tower Portfolio.

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

Results of Operations

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2024	% of Revenue	2023	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$44,225	50.5%	$43,679	64.8%	$546	1.3%
Residential & SMB - Glo Fiber Expansion Markets	15,100	17.2%	9,325	13.8%	5,775	61.9%
Commercial Fiber	20,257	23.1%	10,415	15.5%	9,842	94.5%
RLEC & Other	8,017	9.2%	3,990	5.9%	4,027	100.9%
Total revenue	87,599	100.0%	67,409	100.0%	20,190	30.0%
Operating expenses
Cost of services	34,415	39.3%	26,268	39.0%	8,147	31.0%
Selling, general and administrative	28,006	32.0%	22,952	34.0%	5,054	22.0%
Integration and acquisition	1,673	1.9%	1,146	1.7%	527	46.0%
Impairment expense	—	—%	1,532	2.3%	(1,532)	(100.0)%
Depreciation and amortization	27,681	31.6%	16,121	23.9%	11,560	71.7%
Total operating expenses	91,775	104.8%	68,019	100.9%	23,756	34.9%
Operating loss	(4,176)	(4.8)%	(610)	(0.9)%	(3,566)	NMF
Other (expense) income:
Other (expense) income, net	(2,670)	(3.0)%	826	1.2%	(3,496)	NMF
(Loss) income from continuing operations before income taxes	(6,846)	(7.8)%	216	0.3%	(7,062)	NMF
Income tax (benefit) expense	(1,542)	(1.8)%	399	0.6%	(1,941)	NMF
Loss from continuing operations	(5,304)	(6.1)%	(183)	(0.3)%	(5,121)	NMF
Income from discontinued operations, net of tax	41	—%	1,776	2.6%	(1,735)	(97.7)%
Net (loss) income	(5,263)	(6.0)%	1,593	2.4%	(6,856)	NMF
Net income attributable to redeemable noncontrolling interest	1,638	1.9%	—	—%	1,638	—%
Net (loss) income attributable to common shareholders	$(6,901)	(7.9)%	$1,593	2.4%	$(8,494)	NMF

Shentel updated the description for revenues previously reported as “Residential & SMB - Cable Markets” to “Residential & SMB - Incumbent Broadband Markets” and updated the description for revenues previously reported as “Residential & SMB - Glo Fiber Markets” to “Residential & SMB - Glo Fiber Expansion Markets.”

Residential & SMB - Incumbent Broadband Markets revenue
Residential & SMB - Incumbent Broadband Markets revenue for the three months ended September 30, 2024 increased approximately $0.5 million, or 1.3%, compared with the three months ended September 30, 2023, primarily driven by $1.8 million of revenue from Horizon, partially offset by a $1.3 million decline in the legacy Shentel markets due to lower video and other revenue.

Residential & SMB - Glo Fiber Expansion Markets revenue
Residential & SMB - Glo Fiber Expansion Markets revenue for the three months ended September 30, 2024 increased approximately $5.8 million, or 61.9%, compared with the three months ended September 30, 2023, primarily driven by $0.5 million of revenue from Horizon, a 54% year-over-year growth in data revenue generated units (“RGUs”) and a 7% increase in data average revenue per unit (“ARPU").

Commercial Fiber revenue
Commercial Fiber revenue for the three months ended September 30, 2024 increased approximately $9.8 million, or 94.5%, compared with the three months ended September 30, 2023, primarily driven by $11.3 million of revenue from Horizon, partially offset by a $1.4 million decline in T-Mobile revenue in the legacy Shentel markets from the previously disclosed backhaul circuit disconnects as part of the decommissioning of the former Sprint network.

RLEC & Other revenue
RLEC & Other revenue for the three months ended September 30, 2024 increased approximately $4.0 million, or 100.9%, compared with the three months ended September 30, 2023, primarily driven by $3.3 million of revenue from Horizon and an increase in governmental support revenue.

Cost of services
Cost of services for the three months ended September 30, 2024, increased approximately $8.1 million, or 31.0%, compared with the three months ended September 30, 2023, primarily driven by $8.6 million of cost of services from Horizon and $0.4 million decline in the legacy Shentel markets due primarily to lower programming costs as customers continue to migrate to other video service alternatives.

Selling, general and administrative
Selling, general and administrative expense for the three months ended September 30, 2024, increased $5.1 million, or 22.0%, compared with the three months ended September 30, 2023, primarily driven by $3.7 million of selling, general and administrative costs from Horizon and higher advertising and sales headcount to support the Glo Fiber expansion.

Integration and acquisition
Integration and amortization expense for the three months ended September 30, 2024, increased $0.5 million compared with the three months ended September 30, 2023, primarily driven by non-recurring acquisition-related costs related to the Horizon Transaction and integration of Horizon and Shentel’s operating activities.

Depreciation and amortization
Depreciation and amortization increased $11.6 million, or 71.7%, compared with the three months ended September 30, 2023, primarily driven by $8.3 million of depreciation and amortization related to acquired tangible and intangible assets from Horizon and the Company’s expansion of its Glo Fiber network.

Other income (expense), net
Other expense, net was $2.7 million for the three months ended September 30, 2024 compared with other income, net of $0.8 million for the three months ended September 30, 2023, primarily driven by an increase in interest expense due to a higher outstanding debt balance during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Income tax (benefit) expense
The Company recognized $1.5 million of income tax benefit for the three months ended September 30, 2024, compared with $0.4 million of income tax expense for the three months ended September 30, 2023. The $1.9 million increase in income tax benefit was driven by higher pre-tax loss from continuing operations during the three months ended September 30, 2024.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

The Company’s consolidated results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2024	% of Revenue	2023	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$133,555	55.0%	$132,838	66.0%	$717	0.5%
Residential & SMB - Glo Fiber Expansion Markets	41,311	17.0%	24,492	12.2%	16,819	68.7%
Commercial Fiber	49,555	20.4%	32,366	16.1%	17,189	53.1%
RLEC & Other	18,225	7.5%	11,522	5.7%	6,703	58.2%
Total revenue	242,646	100.0%	201,218	100.0%	41,428	20.6%
Operating expenses
Cost of services	94,941	39.1%	76,451	38.0%	18,490	24.2%
Selling, general and administrative	86,223	35.5%	74,021	36.8%	12,202	16.5%
Integration and acquisition	13,616	5.6%	1,578	0.8%	12,038	NMF
Impairment expense	—	—%	2,552	1.3%	(2,552)	(100.0)%
Depreciation and amortization	70,703	29.1%	47,037	23.4%	23,666	50.3%
Total operating expenses	265,483	109.4%	201,639	100.2%	63,844	31.7%
Operating loss	(22,837)	(9.4)%	(421)	(0.2)%	$(22,416)	NMF
Other (expense) income:
Other (expense) income, net	(7,098)	(2.9)%	2,120	1.1%	(9,218)	NMF
(Loss) income from continuing operations before income taxes	(29,935)	(12.3)%	1,699	0.8%	(31,634)	NMF
Income tax (benefit) expense	(7,768)	(3.2)%	2,540	1.3%	(10,308)	NMF
Loss from continuing operations	(22,167)	(9.1)%	(841)	(0.4)%	(21,326)	NMF
Income from discontinued operations, net of tax	218,728	90.1%	6,290	3.1%	212,438	NMF
Net income	196,561	81.0%	5,449	2.7%	191,112	NMF
Net income attributable to redeemable noncontrolling interest	1,638	0.7%	—	—%	1,638	—%
Net (loss) income attributable to common shareholders	$194,923	80.3%	$5,449	2.7%	$189,474	NMF

Residential & SMB - Incumbent Broadband Markets revenue
Residential & SMB - Incumbent Broadband Markets revenue for the nine months ended September 30, 2024 increased approximately $0.7 million, or 0.5%, compared with the nine months ended September 30, 2023, primarily driven by $3.6 million of revenue from Horizon, partially offset by a $3.0 million decline in the legacy Shentel markets due primarily due to lower video revenue and a 1% decline in data RGUs.

Residential & SMB - Glo Fiber Expansion Markets revenue
Residential & SMB - Glo Fiber Expansion Markets revenue for the nine months ended September 30, 2024 increased approximately $16.8 million, or 68.7%, compared with the nine months ended September 30, 2023, primarily driven by $1.0 million of revenue from Horizon, a 59% year-over-year growth in data RGUs driven by the Company’s expansion of Glo Fiber and a 8% increase in data ARPU.

Commercial Fiber revenue
Commercial Fiber revenue for the nine months ended September 30, 2024 increased approximately $17.2 million, or 53.1%, compared with the nine months ended September 30, 2023, primarily driven by $22.2 million of revenue from Horizon, partially offset by a $5.0 million decline in T-Mobile revenue in the legacy Shentel markets from the previously disclosed backhaul circuit disconnects as part of the decommissioning of the former Sprint network.

RLEC & Other revenue
RLEC & Other revenue for the nine months ended September 30, 2024 increased approximately $6.7 million, or 58.2%, compared with the nine months ended September 30, 2023, primarily driven by $6.9 million of revenue from Horizon and an increase in governmental support revenue.

Cost of services
Cost of services for the nine months ended September 30, 2024, increased approximately $18.5 million, or 24.2%, compared with the nine months ended September 30, 2023, primarily driven by $17.5 million of cost of services from Horizon and $1.0 million in higher maintenance costs in the legacy Shentel markets.

Selling, general and administrative
Selling, general and administrative expense for the nine months ended September 30, 2024, increased $12.2 million, or 16.5%, compared with the nine months ended September 30, 2023, primarily driven by $7.8 million of recurring selling, general and administrative costs acquired from Horizon and $4.4 million in higher expenses in the legacy Shentel markets due to higher advertising costs and sales headcount associated with the Company’s expansion of Glo Fiber and higher software maintenance expenses associated with system upgrades.

Integration and acquisition
Integration and amortization expense for the nine months ended September 30, 2024, increased $12.0 million compared with the nine months ended September 30, 2023, primarily driven by non-recurring Horizon acquisition-related costs related to banking, legal, accounting, severance and other similar expenses.

Depreciation and amortization
Depreciation and amortization increased $23.7 million, or 50.3%, compared with the nine months ended September 30, 2023, primarily driven by $16.7 million of depreciation and amortization related to acquired tangible and intangible assets from Horizon and the Company’s expansion of its Glo Fiber network.

Other income (expense), net
Other expense, net was $7.1 million for the nine months ended September 30, 2024 compared with other income, net of $2.1 million for the nine months ended September 30, 2023, primarily driven by an increase in interest expense due to a higher outstanding debt balance during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, partially offset by patronage income recorded as a result of patronage distributions received during the nine months ended September 30, 2024.

Income tax (benefit) expense
The Company recognized $7.8 million of income tax benefit for the nine months ended September 30, 2024, compared with $2.5 million of income tax expense for the nine months ended September 30, 2023. The $10.3 million increase in income tax benefit was driven by higher pre-tax loss from continuing operations during the nine months ended September 30, 2024.

Additional Information

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by over 16,300 route miles of fiber.

The following table indicates selected operating statistics:

	Three Months Ended September 30,
	2024	2023
Homes and businesses passed (1)	553,877	415,971
Incumbent Broadband Markets (4)	234,366	213,317
Glo Fiber Expansion Markets (5)	319,511	202,654

Residential & Small and Medium Business ("SMB") Revenue Generating Units ("RGUs"):
Broadband Data	170,586	146,797
Incumbent Broadband Markets (4)	111,320	109,404
Glo Fiber Expansion Markets (5)	59,266	37,393
Video	41,192	44,050
Voice	44,389	40,699
Total Residential & SMB RGUs (excludes RLEC)	256,167	231,546

Residential & SMB Penetration (2)
Broadband Data	30.8%	35.3%
Incumbent Broadband Markets (4)	47.5%	51.3%
Glo Fiber Expansion Markets (5)	18.5%	18.5%
Video	7.4%	10.6%
Voice	8.3%	10.2%

Residential & SMB Average Revenue per User ("ARPU") (6)
Broadband Data	$83.65	$80.95
Incumbent Broadband Markets (4)	$84.64	$82.22
Glo Fiber Expansion Markets (5)	$81.70	$77.00
Video	$116.26	$105.72
Voice	$24.69	$25.14

Fiber route miles	16,357	9,387
Total fiber miles (3)	1,825,122	813,273
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
(6)Average Revenue Per RGU calculation = (Residential & SMB Revenue) / average RGUs / 3 months.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: The Company’s principal sources of liquidity are our cash and cash equivalents, cash generated from operations, government grants and borrowings under our Credit Agreement, dated July 1, 2021 (as amended by (i) Amendment No. 1 to Credit Agreement, dated as of May 17, 2023, (ii) Consent and Amendment No. 2 to Credit Agreement, dated as of October 24, 2023, and Amendment No. 3, dated as of April 1, 2024, the “Credit Agreement”). The Credit Agreement contains (i) a $150 million, available revolving credit facility due June 2026 (the “Revolver”), (ii) a $150 million delayed draw amortizing term loan due June 2026 (“Term Loan A-1”), (iii) a $150 million delayed draw amortizing term loan due June 2028 (“Term Loan A-2”), and (iv) a $225 million delayed draw amortizing term loan due June 2028 (“Term Loan A-3” and collectively with Term Loan A-1 and Term Loan A-2, the “Term Loans”).

In 2021, Congress passed the American Rescue Plan Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $86 million in grants to serve approximately 25,000 unserved homes in the states of Virginia, West Virginia and Maryland. The grants will be paid to the Company as certain milestones are completed. As of September 30, 2024, the Company received $13 million and had $73 million in grants available. The Company expects to fulfill the majority of its obligations under these programs by 2026.

Prior to the Horizon Transaction, Horizon entered into agreements with the Department of Development in Ohio under the state’s Ohio Residential Broadband Expansion program. As part of these agreements, Horizon committed to expand its broadband network resulting in total project costs of $57.4 million, with government matching grants totaling $30.1 million. Approximately $18.0 million of the grant was paid to Horizon up-front, while the remainder will be paid upon the achievement of specified milestones. Shentel assumed these agreements as a result of the Horizon Transaction and is therefore obligated under these programs to continue the build-out of this network. If Shentel fails to complete the build-out, Shentel may be required to repay a portion or all of the grant that Horizon received prior to the acquisition. Horizon was also granted $27.5 million by the National Telecommunications and Information Administration under its Middle Mile Grant Program. As of September 30, 2024, the Company received $18 million and had $39 million available under both grants.

As of September 30, 2024, our cash and cash equivalents totaled $43 million, the availability under our Revolver and Term Loan A-3 was $318 million, and the remaining reimbursements available under government grants was $112 million, which are subject to fulfilling the terms of the agreements, for total available liquidity of approximately $473 million. As discussed in Note 1, Basis of Presentation and Other Information in Part I, Item 1 of this quarterly report on Form 10-Q, Shentel entered into various agreements on April 1, 2024, which affected the Company’s liquidity. The Company utilized approximately $349 million to fund the Horizon Transaction, including payment of certain capital expenditures and payments for various transaction costs. Furthermore, the Company received $81 million in exchange for the issuance of Series A Preferred Stock. Finally, the Company amended its Credit Agreement, resulting in incremental delay draw term loan commitments under the Credit Agreement in an aggregate amount equal to $225 million and an increase in the revolving commitment under the Credit Agreement of $50 million.

As discussed above, Shentel sold its Tower Portfolio for $309.9 million in cash during the nine months ended September 30, 2024. The majority of these cash proceeds was used to fund Shentel’s purchase of Horizon Telcom on April 1, 2024.

Net cash provided by operating activities from continuing operations was approximately $48.4 million during the nine months ended September 30, 2024, representing a decrease of $33.9 million compared with the prior year period, primarily driven by lower current tax refunds received during the nine months ended September 30, 2024 and changes in working capital.

Net cash used in investing activities from continuing operations was approximately $560.9 million during the nine months ended September 30, 2024, representing an increase of $389.9 million compared with the prior year period, primarily driven by the payment of $349.4 million to acquire Horizon and to cover transaction costs related to the acquisition, a $37.1 million increase in capital expenditures driven by expansion of Glo Fiber and government-subsidized markets and a $17.3 million decrease in sales of assets, partially offset by $11.1 million of grants received related to government funded infrastructure expansion programs.

Net cash provided by financing activities from continuing operations was approximately $117.0 million during the nine months ended September 30, 2024, representing an increase of $44.3 million compared with the prior year period, primarily driven by the issuance of $79.4 million in Shentel’s Series A Preferred Stock, net of issuance costs, partially offset by $25 million in lower borrowings against Shentel’s Credit Agreement, $4.3 million in higher cash outflows for debt amendment costs, $4.8 million in cash outflows for principal payments on outstanding debt.

Indebtedness: To date, Shentel has borrowed $150 million under each of Term Loans A-1 and A-2; and $50 million under Term Loan A-3 available under the Credit Agreement for a total of $350 million. As of September 30, 2024, the Company’s indebtedness totaled approximately $344.6 million, net of unamortized loan fees of $0.6 million. The borrowed amounts bear interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage. The interest rate was 6.45% for Term Loan A-1, 6.70% for Term Loan A-2, and 6.95% for Term Loan A-3 at September 30, 2024.

Shentel’s Term Loans require quarterly principal repayments based on a percentage of the outstanding balance. Term Loan A-1 requires quarterly repayments of 1.25% quarterly from September 30, 2024 through March 31, 2026, with the remaining balance due July 1, 2026. Term Loan A-2 requires quarterly principal repayments of 0.25% from March 31, 2024 through March 31, 2028, with the remaining balance due July 1, 2028. Term Loan A-3 requires quarterly principal repayments of 0.25% from June 30, 2025 through March 31, 2027; then increasing to 1.25% quarterly from June 30, 2027 through March 31, 2028, with the remaining balance due July 1, 2028.

Refer to Note 9, Debt, in the Company’s unaudited condensed consolidated financial statements for more information about the Credit Agreement.

As of September 30, 2024, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flows from continuing operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the nine months ended September 30, 2024, our capital expenditures of $226.5 million exceeded our net cash provided by operating activities of continuing operations by $178.1 million, and we expect our capital expenditures to exceed the cash flows provided from continuing operations through 2026, as we expand our Glo Fiber broadband network.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have borrowed a total of $350 million pursuant to the variable rate delayed draw Term Loans available under the Credit Agreement. As of December 31, 2023, Shentel has borrowed the full amount available under our Term Loans A-1 and A-2.

As of September 30, 2024, the Company had $345.2 million of gross variable rate debt outstanding, bearing interest at 6.45%, 6.70%, and 6.95% for Term Loan A-1, Term Loan A-2, and Term Loan A-3, respectively. An increase in market interest rates of 1.00% would add approximately $3.4 million to annual interest expense.

In May 2023, Shentel entered into pay fixed, receive variable interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms that became effective in May 2024 which extend through their maturity dates in June 2026. The Swaps are designated as cash flow hedges, representing 50% of the Company’s Term Loan A-1 and A-2 outstanding debt. The Company uses the Swaps to manage its exposure to interest rate risk for a portion of its long-term variable-rate Term Loans through interest rate swaps. When the Swaps’ payments term began, Shentel effectively pays a fixed weighted-average interest rate of 2.90%, prior to interest rate margin provided under our credit facility.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

On April 1, 2024, Shentel completed its acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”) and has implemented new processes and internal controls to assist us in the preparation and disclosure of financial information related to Horizon’s business. U.S. Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. Given the significance of the Horizon acquisition and the complexity of its systems and business processes, the Company has excluded, and intends to continue excluding the acquired Horizon business from our assessment and report on internal control over financial reporting as of December 31, 2024. Other than as discussed above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of September 30, 2024, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended September 30, 2024, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
July 1 to July 31	—	$—
August 1 to August 31	—	$—
September 1 to September 30	—	$—
Total	—

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

/s/ James J. Volk
James J. Volk
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 7, 2024