Form 10-K
period 2024-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2025-02-20
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File No.: 000-09881
SHENANDOAH TELECOMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1162807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Shentel Way, Edinburg, Virginia    22824
(Address of principal executive offices)  (Zip Code)
(540) 984-4141  (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	54,672,524
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on February 13, 2025)
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
Large accelerated filer ☒           Accelerated filer ☐             Non-accelerated filer ☐            Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2024 based on the closing price of such stock on the Nasdaq Global Select Market on such date was approximately $0.7 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Name:	RSM US LLP	Auditor Location:	Boston, Massachusetts	Auditor Firm ID:	49

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in Part I. Item 1, under the heading “Business” and in Part II. Item 7, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including, without limitation, the factors described in Part I. Item 1A, under “Risk Factors” and in Part II. Item 7, under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. Many of the forward-looking statements contained in this annual report may be identified by the use of forward‑looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated,” “aim,” “on track,” “target,” “opportunity,” “tentative,” “positioning,” “designed,” “create,” “predict,” “project,” “initiatives,” “seek,” “would,” “could,” “continue,” “ongoing,” “upside,” “increases” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this annual report and in other reports or documents that we file from time to time with the U.S. Securities and Exchange Commission (“SEC”), and include, but are not limited to:

•our ability to sustain and grow revenues and cash flow from operations by offering broadband internet, video, voice, fiber optic network services and other services to residential and commercial customers, to adequately meet the customer demands in our service areas and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition;
•the impact of competition from other market participants, including but not limited to fiber to the home (“FTTH”) providers, incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, incumbent cable providers, video provided over the Internet by (i) market participants with streaming video services, (ii) traditional multichannel video distributors, and (iii) content providers that offer direct to consumer;
•the availability of cash on hand and access to capital to fund the growth of capital expenditures needed to execute our business plan;
•our ability to comply with all covenants in our credit facility, any violation of which, if not cured in a timely manner, could trigger an event of default;
•our ability to maintain high quality network service and any events that disrupt our networks, information systems or properties and impair our operating activities or our reputation;
•the ability to retain and hire key personnel;
•the expected savings and synergies from the Company’s acquisition of Horizon Acquisition Parent LLC may not be realized or may take longer or cost more than expected to realize;
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

ITEM 1.BUSINESS

Our Company

Shenandoah Telecommunications Company and its subsidiaries (“Shentel”, “we”, “our”, “us”, or the “Company”), provide broadband services through its high speed, state-of-the-art fiber-optic and cable networks to customers in eight contiguous states in the eastern United States. The Company’s services include: broadband internet, video and voice; high-speed Ethernet, dark fiber leasing; and managed network services. The Company owns an extensive regional network with approximately 16,800 route miles of fiber. For more information, please visit www.shentel.com.

Acquisition of Horizon Acquisition Parent LLC

On April 1, 2024 (the “Closing Date”), Shentel completed its previously announced acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, and the sellers set forth on the signature pages thereto (each, a “Seller” and collectively, the “Sellers”) and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024, the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, on the Closing Date, Shentel acquired 100% of the outstanding equity interests of Horizon in exchange for (i) issuing 4,100,375 shares of Shentel’s common stock, no par value (“Common Stock”), to an investment fund managed by affiliates of GCM Grosvenor, which is one of the Sellers (the “Selling Shareholder”); and (ii) paying $347 million which consisted of cash consideration to the other Sellers and certain third parties, including Horizon’s existing lenders to discharge debt, and payments for working capital adjustments and reimbursement of capital expenditures incurred by the Sellers, subject to post-closing adjustments. The Selling Shareholder agreed to an investor rights agreement with the Company, pursuant to which, as long as the Selling Shareholder beneficially owns at least 5.0% of Shentel’s outstanding Common Stock, the Selling Shareholder has the right to nominate a director to Shentel’s Board and is subject to certain standstill provisions and voting covenants. The Selling Shareholder is also subject to a one year lockup period for the shares of Common Stock received. Prior to the acquisition, Horizon was a leading commercial fiber provider in Ohio and adjacent states, serving national wireless providers, carriers, enterprises, and government, education and healthcare customers. Based in Chillicothe, Ohio, Horizon was founded in 1895 as the incumbent local exchange carrier in Ross County, Ohio and rapidly expanded its fiber network over the past 14 years. Most recently, Horizon pursued a strategy of investing in fiber to the home (“FTTH”) in tier 3 & 4 markets in Ohio.

The description of the Company’s business set forth below reflects the operations of the Company after the completion of the Horizon Transaction.

Sale of Shentel’s Tower Portfolio

On March 29, 2024, Shenandoah Mobile, LLC, a wholly-owned subsidiary of Shenandoah Telecommunications Company, completed the initial closing of its previously disclosed sale of substantially all of Shentel’s tower portfolio and operations (“Tower Portfolio”) to Vertical Bridge Holdco, LLC for $309.9 million (the “Tower Transaction”). The Company received $305.8 million, net of certain transaction costs at the time of the initial closing. At the initial close, the Company conveyed sites representing approximately 99.5% of the tower portfolio value. The Company expects to convey certain remaining tower sites to Vertical Bridge by the end of March 2025 that will represent 99.9% of the tower portfolio value. The Tower Transaction was completed pursuant to the terms of a Purchase and Sale Agreement, dated February 29, 2024, as amended by Amendment No. 1 to the Purchase and Sale Agreement, dated March 29, 2024.

The Tower Portfolio represented substantially all of the assets and operations in Shentel’s previously reported Tower Reporting Segment and the Tower Transaction represented a strategic shift in the Company’s business. Consequently, the Tower Portfolio has been reclassified as a discontinued operation. For all periods presented, the assets and liabilities that transferred in the Tower Transaction (the “disposal group”) are presented as held for sale in our consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our consolidated statements of operations and consolidated statements of cash flows.

Description of Business

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana via fiber optics under the brand name of Glo Fiber and hybrid fiber coaxial cable under the brand name of Shentel. Shentel also leases dark fiber and provides Ethernet and wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area under the brand name of Glo Fiber Business. Shentel’s Broadband business also provides voice and DSL telephone services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by approximately 16,800 route miles of fiber. The Company served approximately 261,000 Revenue Generating Units (“RGUs”) at December 31, 2024.

Competition

As the incumbent broadband provider passing approximately 239,000 homes and businesses, we compete against incumbent local telephone companies that provide digital subscriber line (“DSL”), internet and voice services over hybrid fiber and copper-based networks as well as broadband overbuilder providers that offer data, voice, and video services over hybrid coaxial cable or fiber optic networks. Approximately 28% of our incumbent broadband passings compete with a wireline broadband competitor, including 23% of our incumbent cable passings and 100% of our FTTH passings in our Ohio incumbent telephone market. In addition, we compete with fixed wireless broadband services and indirectly with wireless substitution as the bandwidth speeds from wireless providers have increased with 5th generation network technology upgrades.

Our Glo Fiber FTTH service passes approximately 346,000 homes and businesses and competes against the incumbent local telephone companies’ DSL, internet and voice services via hybrid fiber and copper-based networks and the incumbent cable companies’ broadband, video and voice services utilizing hybrid fiber-coaxial cable networks.

Competition is also intense and growing in the market for video services. Cable television systems are operated under non-exclusive franchises granted by local authorities, which may result in more than one operator providing video services in a particular market. Incumbent cable television companies, which have historically provided video service, also face competition from direct broadcast satellite providers such as Dish and DirecTV and online video services, such as Netflix, YouTube TV, Hulu, Disney and Amazon. Our ability to compete effectively with our competitors in video will depend, in part, on price, content cost and variety, service quality, access to content and the convenience of our service offerings.

A recent trend towards convergence of wireless and fiber broadband service offerings has started consolidation in the FTTH segment. If this trend continues, mergers, acquisitions and strategic alliances with large wireless carriers could also increase the level of competition we face.

Regulation

Our operations are subject to regulation by the Federal Communications Commission (“FCC”), the Virginia State Corporation Commission (“VSCC”), the West Virginia Public Service Commission, the Maryland Public Service Commission, the Pennsylvania Public Utility Commission, the Kentucky Public Service Commission, the Ohio Public Utilities Commission, the Delaware Public Service Commission and other federal, state, and local governmental agencies. The laws governing these agencies, and the regulations and policies that they administer, are subject to constant review and revision, and some of these changes could have material impacts on our revenues and expenses.

Regulation of Broadband Internet and Cable Video Services

We provide broadband internet, video, voice and fiber services to residential and business customers in franchise areas covering portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana.

The provision of cable service generally is subject to regulation by the FCC, and cable operators typically also must comply with the terms of the franchise agreement between the cable operator and the state or local franchising authority. Some states, including Virginia and West Virginia, have enacted regulations and franchise provisions that also can affect certain aspects of a cable provider’s operations. Our business may be significantly impacted by changes to the existing regulatory framework, whether caused by legislation or administrative or judicial actions.

The FCC originally classified broadband Internet access services, such as those we offer, as an information service, which by law exempts the service from traditional common carrier communications laws and regulations. In 2015, the FCC determined that broadband Internet access services, such as those we offer, were a form of telecommunications service under the Communications Act of 1934, as amended (the “Communications Act”), and, on that basis, imposed rules (commonly referred to as “Net Neutrality” rules) banning service providers from blocking access to lawful content, restricting data rates for downloading lawful content, prohibiting the attachment of non-harmful devices, giving special transmission priority to affiliates and offering third parties the ability to pay for priority routing. The Net Neutrality rules also imposed a transparency requirement, i.e., an obligation to disclose all material terms and conditions of our service to consumers.

The Net Neutrality rules have been a matter of debate and have been revoked and reinstated throughout the years since their inception. In the first half of 2024, Net Neutrality rules were officially reinstated following a FCC vote to define internet service providers as a telecommunication service. This decision was challenged in court, resulting in a temporary injunction against the application of Net Neutrality rules. The United States Court of Appeals for the Sixth Circuit issued its final decision in January 2025, ruling that classifying internet service providers as a telecommunication service was inconsistent with the Telecommunications Act of 1996 effectively banning the FCC from enforcing Net Neutrality rules.

Several states have proposed or adopted state obligations replacing the Internet access (“Net Neutrality” type) obligations that the FCC removed, and we expect that additional states will consider the imposition of new regulations on Internet services like those that we offer. Other state laws and regulations may be adopted in the future, and have been proposed in states in which we operate, but will likely be subject to legal challenges. California enacted legislation which has been challenged in court, and we cannot predict how any other state legislation and court challenges will be resolved. Various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, imposition of local franchise fees on Internet-related revenue and taxation. The adoption of new Internet regulations or the adaptation of existing laws to the Internet, including potential liability for the infringing activities of Internet subscribers, could adversely affect our business.

Moreover, irrespective of these cases, and as demonstrated by the FCC’s changing approach with Net Neutrality rules over time, it is possible that the FCC might further revise its approach to broadband Internet access in the future, or that Congress might enact legislation affecting the rules applicable to the service.

As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and Federal regulators have adopted a wide range of measures directly or potentially affecting Internet use. The adoption of new Internet regulations or policies could adversely affect our business.

Federal and state governments have launched numerous programs to provide subsidies for the construction of high-speed broadband facilities to homes that do not have access to broadband service (currently defined by the FCC) including federal funding from the American Rescue Plan Act, the Coronavirus Aid, Relief, and Economic Security Act and the FCC’s Rural Digital Opportunities Fund, and state programs such as the Virginia Telecommunications Initiative (“VATI”), Maryland Network Infrastructure Grant Program and West Virginia Broadband Development Fund.

In January 2020, the FCC adopted an order approving the Rural Digital Opportunity Fund to disburse $20.4 billion over the course of 10 years to subsidize the deployment of networks for the provision of high-speed broadband internet access and voice services in unserved areas via a reverse auction, some of which may be directed to competitive providers in some of the states in which we operate. We prevailed as a winning bidder in the auction for certain areas with a grant of $0.9 million to serve approximately 900 unserved homes. The Company began fulfilling its obligation during 2023 and expects to complete that process by the end of 2025.

In March 2021, Congress passed the American Rescue Plan Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $122.2 million in grants to serve approximately 27,200 unserved homes in the states of Virginia, Maryland, West Virginia and Ohio. The grants will be paid to the Company as certain milestones are completed. The Company began fulfilling its obligation in 2023 and expects to complete the majority of its obligations under these programs by the end of 2026.

In November 2021, Congress passed the Infrastructure Investment and Jobs Act (“IIJA”) that will provide an additional $42.5 billion for the Broadband Equity, Access, and Deployment (“BEAD”) Program to fund broadband construction and adoption programs that prioritize the expansion of high-speed broadband to unserved homes across the country. The Company has not been awarded any grants under the BEAD Program. The IIJA also included $1 billion for the Enabling Middle Mile Broadband Infrastructure Program for the construction, improvement or acquisition of middle mile infrastructure. As part of this program, the Company has been awarded approximately $27.5 million in grants to construct and upgrade middle mile networks in Ohio and expect to complete the majority of its obligations by the end of 2027.

Pricing and Packaging. Our video and broadband internet services are not subject to rate regulation in the states that we operate. These services are subject to federal laws requiring itemization of certain charges in notices and invoices to customers, and we must also comply with generally-applicable marketing and advertising requirements. Congress and the FCC from time to time have considered imposing packaging and consumer protection restrictions on cable operators. We cannot predict whether or when any such new marketing restrictions may be imposed on us or what effect they would have on our ability to provide cable service.

In May 2021, the FCC introduced the temporary Emergency Broadband Benefit (“EBB”) program to help qualifying disadvantaged households pay for Internet service. The EBB program provided a subsidy of up to $50 per month toward Internet service to the service provider for most eligible low-income households that elect the benefit and demonstrate their qualification. Congress extended this benefit through the new Affordable Connectivity Program (“ACP”) that in 2022 replaced EBB with a $30 subsidy for service provided to most of the same consumers. The ACP ended in 2024. As a result of the ACP’s cessation, the Company’s eligible subscribers may not be able to afford broadband service, which could reduce our revenues.

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

Federal law imposes a 5% cap on franchise fees. The FCC has clarified that the value of in-kind contribution requirements set forth in cable franchises (such as channel capacity set aside for public, educational and governmental (“PEG”) use or free cable service to public buildings) is subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing franchise fees on cable systems providing non-cable services such as Internet services. Those rules were upheld by a federal court, but the court limited the amount of the in-kind franchise fee contribution credit to the operator’s marginal costs rather than its market valuation.

Pole Attachments. The Communications Act requires investor-owned (“IO”) utilities and telecommunications carriers to provide cable systems with access to poles and conduits and simultaneously subjects the rates, terms and conditions of access to either federal or state regulation. The FCC rules do not directly affect pole attachment rates in states that self-regulate (rather than allow the FCC to regulate) pole rates, but many of those states have substantially the same rate for cable and telecommunications attachments. Delaware, Kentucky, Ohio, Pennsylvania and West Virginia, five states in which we operate, self-regulate IO pole attachments, but do so using essentially the same rate formula and other pole attachment rules as the FCC. The FCC pole attachment rules also do not govern government or cooperatively owned utilities. States, however, are free to regulate such utilities and some do. Of the states in which Shentel operates, Virginia, Kentucky, Ohio and Delaware currently regulate cooperatively owned pole attachments. In addition, the FCC has interpreted another federal law governing state and local regulation of public rights of way to impose cost-based limitations on what government entities may charge for pole attachments.

“One touch” make-ready rules exist which allow new attachers to alter certain components of existing attachments for “simple make-ready” (i.e. where the alteration of existing attachments does not involve a reasonable expectation of a service outage, splicing, pole replacement or relocation of a wireless attachment). The rules are intended to promote broadband deployment and competition by facilitating competing communications providers’ service deployment. Certain aspects of the rules are still pending reconsideration at the FCC. Other aspects were upheld against challenge by the United States Court of Appeals for the Ninth Circuit. Although Kentucky, West Virginia and Pennsylvania self-regulate, each of these states has adopted the FCC’s “one touch” make-ready rules.

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

Many states and local authorities have considered legislative or other actions that would impose additional restrictions on our ability to collect, use and disclose certain information. In 2020, Virginia enacted a new consumer privacy law. Companies were required to come into compliance by January 2023. The Virginia privacy law imposes requirements on companies, like Shentel, regarding the handling of consumer data, including a requirement to conduct data protection impact assessments; obtain opt-in consent from consumers to use sensitive personal information; and allow consumers to access, delete, correct and port their data, among other things. Shentel’s operations continue to be in compliance with the law as of December 31, 2024. We expect federal and state efforts to regulate online privacy, data security and cybersecurity to continue in 2025. We cannot predict whether any of these efforts will be successful, or how new legislation and regulations, if any, would affect our business. These efforts have the potential to create a patchwork of differing and/or conflicting state and/or federal regulations, and to increase the cost of providing our services.

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

Other Issues. Our ability to provide our services may be affected by a wide range of additional regulatory and related issues, including FCC regulations pertaining to licensing of systems and facilities, set-top boxes, equipment compatibility, program exclusivity blackouts, commercial leased access of video channels by unaffiliated third parties, advertising, maintenance of online public files, accessibility to persons with disabilities, emergency alerts, equal employment opportunity, privacy, consumer protection, and technical standards. Further, the FCC recently adopted a plan to reallocate for other purposes certain spectrum currently used by satellite providers to deliver video programming to individual cable systems, which could be disruptive to the satellite video delivery platform we rely upon to provide our video services. We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.

Regulation of Telephone Services

State Regulation. Shenandoah Telephone Company (“Shenandoah Telephone”) is a RLEC serving Shenandoah County, Virginia and portions of the Virginia counties of Rockingham, Frederick, and Augusta. The Chillicothe Telephone Company (“Chillicothe Telephone”) is a RLEC serving Ross County, Ohio. Shenandoah Telephone’s rates for local exchange service, intrastate toll service and intrastate access charges are subject to the review and approval of the VSCC. The VSCC also oversees implementation of certain provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and consumer protection standards. The VSCC also regulates certain rates, service areas, service standards, accounting methods, affiliated transactions and certain other financial transactions. Further, Shenandoah Telephone is subject to certain obligations as the carrier of last resort in its service area, which has the effect of imposing greater operational costs and potential regulatory risks. Chillicothe Telephone’s rates are subject to the approval of the Ohio Public Utilities Commission (“PUC”) in certain circumstances. Further, Chillicothe Telephone is subject to certain obligations as the carrier of last resort in its service area, which has the effect of imposing greater operational costs and potential regulatory risks.

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

Universal Service Fund (“USF”). Shenandoah Telephone and Chillicothe Telephone receive disbursements from the federal USF. The Universal Service Administrative Company (“USAC”) administers the USF program under the FCC. On July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the current funding mechanism for the Universal Service Fund is an unconstitutional tax that violates the U.S. Constitution. That opinion is now on appeal to the U.S. Supreme Court which is expected to render a decision in the current term. The Company is not able to predict if or when additional changes will be made to the USF, or whether and how such changes would affect the extent of our total federal universal service assessments, the amounts we receive, or our ability to recover costs associated with the USF. On January 14, 2024 the company informed the FCC of the fact that Shenandoah Telephone Company did not meet its final Connect America Fund (“CAF”) broadband loop support (“BLS”) buildout milestone obligations as of a December 31, 2023 deadline and requested an extension, which was granted. Over the course of 2024, the company accelerated its final buildout efforts, and as of July 15, 2024 the company informed the FCC that it satisfied its obligations to deploy 25/3 Mbps service to the remaining unserved locations, thereby satisfying its obligations under the program. Although Shenandoah Telephone Company satisfied its obligations within a twelve month grace period granted by the FCC, the company could face increased regulatory scrutiny or penalties in the future.

If USAC were required to account for the USF program in accordance with generally accepted accounting principles for federal agencies under the Anti-Deficiency Act (the “ADA”), it could cause delays in USF payments to fund recipients and significantly increase the amount of USF contribution payments charged to wireline and wireless consumers. Each year since 2004, Congress has adopted short-term exemptions for the USAC from the ADA. Congress has from time to time considered adopting a longer term exemption for the USAC from the ADA, but we cannot predict whether any such exemption will be adopted or the effect it may have on the Company.

Under current FCC regulations, any eligible telecommunications carrier (“ETC”) which offers broadband service, on its own or through an affiliate, must also offer Lifeline-supported broadband service. Due to this requirement, our Company began offering Lifeline-supported broadband in areas where it operates as an ETC. In 2017, the FCC released a Lifeline order that clarifies these regulations and proposed reforms aimed at improving program integrity. As a result of our Company providing Lifeline-supported services, we are subject to increased reporting and recordkeeping requirements, and could be subject to increased regulatory oversight, investigations or audits.

The FCC, USAC and other authorities have conducted, and in the future are expected to continue to conduct, more extensive audits of USF support recipients, as well as other heightened oversight activities. The impact of these activities on the Company, if any, is uncertain.

Other Regulatory Obligations. Shenandoah Telephone and Chillicothe Telephone are subject to requirements relating to the use and safeguard of customer proprietary network information, law enforcement access, interconnection, access to rights of way, number portability, number pooling, accessibility of telecommunications for those with disabilities, payment of various regulatory fees, robocall mitigation and protection of national security.

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

Human Capital Management

As of December 31, 2024, the Company employed 1,089 people, geographically located predominately in and around the Mid-Atlantic region of the United States. Approximately 28% of our employees were female and approximately 24% of employees in management positions were female.

Our Chief Human Resources Officer (“CHRO”) is responsible for developing and executing the Company’s human capital management strategy in alignment with the business. This includes the attraction, acquisition, development, retention and engagement of talent to deliver on the Company’s strategy and the design of employee compensation and benefits programs. Our CHRO continuously evaluates, modifies and enhances our internal processes and technologies to increase employee engagement, productivity and effectiveness. In addition, our Chief Executive Officer (“CEO”) and CHRO regularly update the Company’s board of directors and its committees on the operation and status of these human capital trends and management programs. Key areas of focus include:

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

Training and Talent Management

To empower employees to realize their full potential, we provide a range of leadership development programs and learning opportunities, which emphasize skills and identify resources they can use to be successful. Our Shentel University platform supplements our talent development strategies and provides an online portal that enables employees to access virtual courses and self-directed web-based courses, leveraging both internally and externally developed and hosted content. In addition, we provide our employees with regular leadership and professional development events that focus on how we may best advance our team, effectively execute our business strategies, and continue to develop the talent and potential of our employees. We leverage our training and talent management efforts to ensure we have ready-now successors identified as the Company continues to grow and evolve. Our Board of Directors regularly reviews management development and management succession planning with our CEO, with more in-depth reviews of management development and succession planning designed to maximize the pool of internal candidates who can assume top management positions regularly conducted by the Compensation Committee.

Employee Engagement

Our annual employee satisfaction survey captures critical indicators of employee engagement and provides an overall understanding of employee favorability. During 2024, we conducted our annual enterprise-wide engagement survey, with the assistance of third-party consultants, which focused on measuring engagement, inclusion and overall employee satisfaction. We will continue to poll our employees, as appropriate, and build action plans to address feedback shared by our team members.

Information About Our Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors. Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	66	April 1988

Edward H. McKay	Executive Vice President and Chief Operating Officer	52	July 2021

James J. Volk	Senior Vice President and Chief Financial Officer	61	June 2019

Elaine M. Cheng	Senior Vice President and Chief Information Officer	51	March 2019

Heather K. Tormey	Vice President and Chief Human Resources Officer	51	July 2019

Richard W. Mason Jr.	Senior Vice President Engineering and Operations	51	July 2021

Derek C. Rieger	General Counsel, Vice President Legal and Corporate Secretary	44	February 2022

Dara Leslie	Senior Vice President Sales & Marketing	57	June 2022

Glenn Lytle	Senior Vice President Commercial Sales	49	April 2024

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

Mr. McKay is Executive Vice President and Chief Operating Officer for Shentel and is responsible for leading the Company’s integrated broadband business, including the Shentel and Glo Fiber brands. He joined Shentel in 2004, has served as Executive Vice President and Chief Operating Officer since 2021 and has more than 28 years of experience in the telecommunications industry. Prior to his current role, he served as Senior Vice President of Engineering and Operations. He played a key role in the growth and success of Shentel’s former wireless business, led the expansion of the fiber-rich network supporting the Company’s cable and wireline business, and was responsible for delivering on Shentel’s broadband Fiber First growth strategy for Glo Fiber. Mr. McKay began his telecommunications industry career in 1996, including previous management positions at UUNET and Verizon. He is a graduate of the University of Virginia, where he earned master’s and bachelor’s degrees in electrical engineering, and he represents the Company on the Board of ACA Connects.

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

Mr. Lytle is Senior Vice President Commercial Sales for Shentel. He joined Shentel in March 2024 and has over 25 years of telecommunications experience. Mr. Lytle most recently served as Chief Revenue Officer at Horizon. Prior to Horizon, Mr. Lytle served as Vice President of Sales at Segra, where he was responsible for developing and growing the enterprise business, and he has also held a senior leadership role at Comcast. Mr. Lytle earned a bachelor’s degree from Baldwin Wallace University.

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

The increasing demand for faster residential internet bandwidth driven by working and learning from home since the outbreak of COVID-19 has increased the availability of capital to fund FTTH and cable overbuilds. Approximately 28% of the passings in our incumbent broadband business currently have a FTTH or cable competitor, including 23% of our incumbent cable passings and 100% of our FTTH passings in our Ohio incumbent telephone market. Wireless and satellite providers are also entering the market for broadband. In some areas, wireless providers have partnered with broadband providers to offer a converged bundle of broadband and wireless. If competitive overbuilds increase in our incumbent cable service areas, more of our subscribers may select other providers’ offerings based on price, bandwidth speeds, capabilities or personal preference. Additionally, a recent trend towards convergence of wireless and fiber broadband service offerings has started consolidation in the FTTH segment. If this trend continues, mergers, acquisitions and strategic alliances with large wireless carriers could also increase the level of competition we face. Further, if new competitors offer lower prices, we may need to offer more value to retain our customers driving lower revenue per subscriber.

Additionally, our hybrid fiber coaxial cable network will require upgrades in the future in order to meet expected demand from customers and to maintain network parity with potential FTTH competitors. These upgrades will require significant capital investment and management oversight over the next five years. If we are unable to complete these upgrades, we may lose customers to our competitors and our Incumbent Broadband revenues could be adversely affected in the future.

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

We have experienced reductions in the number of access lines and DSL subscriptions in our RLEC markets and we anticipate that the long-term trend may continue. Further, competitors in our RLEC markets may receive support under the Connect America Fund, Rural Development Opportunity Fund, American Rescue Plant Act or Infrastructure Investment and Jobs Act to build broadband facilities to unserved homes that do not meet the minimum broadband speeds in some areas already served by our DSL networks. As a result, new competitors may overbuild these markets and our RLEC revenue decline may accelerate.

The Company’s commercial fiber business faces intense competition from several local and national providers. Most of our competitors possess greater resources, have greater brand recognition, have more extensive coverage areas, have access to technologies not available to us, are able to offer bundled service offerings that we are not able to duplicate and offer more services than we do. If a significant number of our customers elect to move to competing providers, our Commercial Fiber revenues could be adversely affected.

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful.

We are strategically focused on driving growth by expanding our broadband network in order to provide service in communities that are near or adjacent to our network. This expansion strategy includes our FTTH broadband service, which we offer under the Glo Fiber brand. The Glo Fiber brand, which is also used in our Commercial Fiber business, is relatively new in the marketplace and the success of our strategy will depend on the degree to which we are able to successfully establish and continue to enhance this brand, which is not assured. The expansion strategy requires considerable management resources and capital investment and it is uncertain whether and when it will contribute to positive free cash flow and the degree to which we will otherwise achieve our strategic objectives, on a timely basis or at all. As a result, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2026.

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

Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets as could our ability to adequately market a new brand to customers unfamiliar to us as we expand to markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. Incumbent telephone competitors may choose to overbuild their copper networks with fiber after we invest. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

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

In some instances, we compete against companies that have greater financial and personnel resources, greater brand name recognition, more extensive coverage areas, access to spectrum or technologies not available to us and long-established relationships with regulatory authorities and customers. These additional resources may allow these competitors to offer bundled service offerings that we are not able to duplicate and offer more services than we do. We may not be able to successfully compete with these larger competitors to attract new customers and key personnel and retain existing customers and key personnel. As a result, we could experience lower revenues, higher sales and marketing expenses and lower earnings, which could have an adverse effect on our business and our results of operations.

Alternative technologies, changes in the regulatory environment and current uncertainties in the marketplace may reduce future demand for existing telecommunication services and materially increase our capital expenditures.

The telecommunications industry is experiencing significant technological change, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances, industry changes and changes in the regulatory environment could cause the technology we use to become obsolete. We may not be able to respond to such changes and implement new technology on a timely basis or at an acceptable cost. Additionally, we may be required to select one developing or new technology over another and may not choose the technology that is ultimately determined to be the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result. Additionally, as adoption of Artificial Intelligence (AI) technologies becomes a critical component of business, our pace of adoption for AI could impact our cost structure relative to peers. Should we be slow or unsuccessful in leveraging AI appropriately, our margin position may be lower relative to peers. As a result, our financial performance may be negatively impacted.

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

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and another pandemic in the future could have similar effects. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict how future pandemics will impact the Company, and there is no guarantee that efforts by Shentel, designed to address adverse impacts of future pandemics, will be effective.

Although the Company has instituted a distributed-first work environment, the COVID-19 pandemic did, and a future pandemic could, have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows.

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

Our sales, general and administrative (“SG&A”) costs, including corporate overhead, are a higher percentage of revenue than larger broadband companies due to a lack of relative scale. We anticipate it will take multiple years of growth to reduce our SG&A as a percentage of revenue to be comparable to our broadband peers. If we cannot further grow our revenues at a faster pace than our expenses, our earnings and margins may be lower than our peers which may affect the value of our stock price.

Our success depends on consistent supply of physical goods and services to build and sustain services to customers. Significant disruptions to the supply chain could adversely impact our growth, operations and revenue projections.

The supply of critical supplies, such as modems, consumer Wi-Fi equipment, energy, optical equipment and fiber is important to our business operations. These materials form the core components needed to deliver both video and data services to our customers. We work to ensure we have a forward-looking supply of these items and redundancy of supply types and suppliers. However, global impacts to supply chains across all suppliers and manufacturers could result in significant supply issues. If supplies to these items became severely impacted, our plans to build out new networks could be adversely impacted. Additionally, the lack of certain equipment and/or supplies could limit our ability to service existing customers. Significant impact to supply chains could materially and adversely affect our business, including reduced revenues, loss of customers and limitations on future growth. Additionally, at times we choose to leverage third-party suppliers to help us deliver services to customers because of efficiency reasons or because third-parties provide a service we cannot replicate easily. Should those third-party suppliers be impacted by a shortage of materials, equipment or resources, their inability to provide services to us could also negatively impact our ability to deliver network services or build out future network.

Our success largely depends on our ability to retain and recruit key personnel, and any failure to do so could adversely affect our ability to manage our business.

Our historical operational and financial results have depended, and our future results will depend, upon the retention and continued performance of our management team, as well as the attraction and retention of relevant key roles across our organization. Specifically, the market for talent for key roles in our industry, including executive officers and key personnel to support our engineering, sales, service delivery, information technology, finance and accounting functions, is highly competitive and could adversely impact our ability to retain and hire new key employees and contractors. The loss of the services of key members of executive management or other employees or contractors in critical roles, and the inability or delay in hiring new key employees and contractors could materially and adversely affect our ability to manage and expand our business and our future operational and financial results. Moreover, an inability to retain sufficient qualified personnel throughout our organization or to attract new personnel as we grow our business could adversely affect our ability to achieve our operational, sales and financial goals impacting our financial results, financial condition and our stock price.

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

If we are not able to finalize integration of Horizon’s business and assets in an efficient and effective manner, the anticipated benefits and cost savings may not be realized fully or may take longer to realize than expected, and the financial results of our operations and the value of our common stock may be adversely affected. For example, we may experience unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development of our existing operations, attrition of key personnel from Horizon, and other unexpected costs or charges.

The integration of the business and assets of Horizon has required and will continue to require significant time and focus from our management, and may divert attention from our day-to-day operations and our other businesses.

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

Service Level Agreements (“SLAs”) with Horizon’s largest customers may cause material fluctuations in the combined companies’ financial results.

32% of Horizon’s revenues are with the national wireless service providers who have carrier grade SLAs for network reliability and mean time to restore outages. If Horizon, and their network vendors providing off-network backhaul circuits to certain cellular towers, do not meet the SLAs, contractual monetary penalties may be incurred which would have an adverse effect on revenues and profitability. Network investments may be required to remediate the issues.

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

The Company operates data services and cable television systems in largely rural areas of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana pursuant to local franchise agreements. These franchises are not exclusive, and other entities may secure franchise authorizations in the future, thereby increasing direct competition to the Company.

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

The timing of receipt of or an altogether lack of government grant payments may adversely affect our liquidity and ability to complete our performance obligations.

Although the Company has executed contracts with several municipalities to reimburse a portion of the costs to construct broadband networks to unserved homes, delays in receipt of the grant payments may adversely affect the Company’s liquidity and our ability to complete our performance obligations. Additionally, recent uncertainty related to future U.S. government budget, operations and spending decisions could result in disruptions of governmental operations and payments from federal agencies. Such disruptions could also impact municipalities’ ability to fund grant payments. If we do not receive such grant payments on the expected timeline or at all, we may default on certain financial obligations, which would have an adverse effect on our business and results of operations.

The Company may fail to complete its performance obligations in regard to government grant awards and incur liquidated damages and/or create an event of default that could allow the municipality to cancel the grant.

In partnership with counties in the respective states, Shentel has been awarded grants through various broadband infrastructure grant programs in Virginia, Maryland, West Virginia and Ohio. As of December 31, 2024, the Company has been awarded grants totaling approximately $149.8 million. Most of the grants awarded under the above programs are funded through the American Rescue Plan Act. As the recipient of these grants, the Company has committed to expand its broadband network and improve broadband services to approximately 27,200 unserved homes in the states of Virginia, Maryland, West Virginia and Ohio and upgrade our middle mile network in Ohio within a specified period, as agreed to by the Company and each municipality. In the event the Company does not fulfill its commitment to extend its existing broadband network within the time frame allotted, the performance of the broadband network is inadequate, the Company is considered insolvent or the Company fails to meets its funding requirements of the grant projects, the Company may be declared in default of the grant contract. If the default is not cured in a timely manner, the grant contract could be terminated, grant reimbursements maybe withheld by the municipalities and the Company may be required to repay grant monies previously received, as well as additional penalties and liquidated damages. Furthermore, the Company may be liable to pay interest, administrative charges, collection costs, attorneys’ fees, expert fees, consultant fees, and other applicable fees, and interest on any outstanding repayment, all of which could lead to higher Company capital requirements which may not be available, lower homes passed and unfavorable financial results for the Company.

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

The Net Neutrality rules have been a matter of debate and have been revoked and reinstated throughout the years since their inception. Most recently, a ruling in January 2025 that classifying internet service providers as a telecommunication service was inconsistent with the Telecommunications Act of 1996 effectively banning the FCC from enforcing Net Neutrality rules. If this ruling is appealed and reversed, it may have an adverse impact on our operations.

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

As discussed in the Risks Related to our Business section above, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2026 as we invest in our network and subscriber growth and expansion initiatives. As of December 31, 2024, we had borrowed $418.0 million in term loans under our Credit Agreement, dated as of July 1, 2021 (as amended by (i) Amendment No. 1 to Credit Agreement, dated as of May 17, 2023, (ii) Consent and Amendment No. 2 to Credit Agreement, dated as of October 24, 2023, and (iii) Amendment No. 3, dated as of April 1, 2024, the “Credit Agreement”), with various financial institutions party thereto (the “Lenders”) and CoBank, ACB, as administrative agent for the Lenders, which contains (i) a $150 million available revolving credit facility due June 2026 (the “Revolver”), (ii) a $150 million delayed draw amortizing term loan due July 1, 2026 (“Term Loan A-1”), (iii) a $150 million delayed draw amortizing term loan due July 1, 2028 (“Term Loan A-2”), and (iv) a $225 million delayed draw amortizing term loan due July 2028 (“Term Loan A-3” and collectively with Term Loan A-1 and Term Loan A-2, the “Term Loans”). If we are unable to refinance our June 2026 maturities on terms acceptable to us, secure additional capital on terms acceptable to us or our costs to expand our networks are greater than we anticipate, we may not have sufficient capital to complete our expansion plans and may have to curtail our expansion plans. We may not be able to generate sufficient cash flows from operations to raise additional capital in amounts necessary for us to repay our outstanding indebtedness when such indebtedness becomes due and to meet our other cash needs.

Our level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2024, we had $418.0 million of total indebtedness. Our level of indebtedness could have important adverse consequences. For example, it may:

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

Under the Credit Agreement, we are required to comply with specified financial and operating covenants in addition to making scheduled payments. Our failure to comply with any of these covenants or to meet any payment obligations under the credit agreement could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds.

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

A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our results of operations.

A portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually and more often if indicators of impairment exist. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, obsolescence, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.

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

Our Director of Information Security leads the Information Security Program and reports to the CIO, who also provides additional oversight of the Program. The Director of Information Security has over 19 years of experience in the information technology and information security fields and the CIO has over 29 years of experience in the information technology and information security fields. In addition, we have established a Security Steering Committee that provides guidance and direction to the CIO regarding the Information Security Program, including approval of the Program mission and its objectives. The Security Steering Committee meets at least quarterly and its membership includes, at a minimum, the Director of Information Security, the CIO, the COO, the CFO, the Sr. Vice President of Engineering and Operations, the VP of Legal/General Counsel and the CEO. Information security risks are reviewed with the Security Steering Committee periodically or as needed.

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

ITEM 2.PROPERTIES

The Company owns or leases switching and data centers, office and retail space, warehouses, fiber optic hubs and points of presence that support its operations located across a multi-state area covering Virginia, Pennsylvania, West Virginia, Maryland, Kentucky, Delaware, Ohio and Indiana. The Company considers the properties owned or leased generally to be in good operating condition and suitable for its business operations.

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “SHEN.” The following table indicates the closing high and low sales prices per share of common stock as reported by the Nasdaq Global Select Market for each quarter during the last two years:

2024	High	Low
Fourth Quarter	$16.28	$12.01
Third Quarter	21.89	13.51
Second Quarter	19.32	11.87
First Quarter	22.27	16.95

2023	High	Low
Fourth Quarter	$25.51	$20.02
Third Quarter	23.31	18.02
Second Quarter	21.00	18.20
First Quarter	21.07	15.62

Stock Performance Graph

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the Nasdaq US Index and the Nasdaq Telecommunications Index for the period between December 31, 2019 and December 31, 2024. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2019 to December 31, 2024.

Total Shareholder Return
$250
$200
$150
$100
$50
$—
2019
2020
2021
2022
2023
2024
Shenandoah Telecommunications Company
NDAQ US
NDAQ Telecom Stocks

	2019	2020	2021	2022	2023	2024
Shenandoah Telecommunications Company	$100	$105	$101	$63	$86	$51
NDAQ US	$100	$121	$153	$123	$155	$193
NDAQ Telecom Stocks	$100	$110	$116	$90	$101	$123

Holders

As of February 13, 2025, there were 3,902 holders of record of the Company’s common stock.

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

The table below sets forth the cash dividends per share of our common stock that our board of directors declared during the following years:

	Years Ended December 31,
	2020	2021	2022	2023	2024
Cash Dividend	$0.34	$18.82	$0.08	$0.09	$0.10

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

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”), provides broadband services through its high speed, state-of-the-art fiber-optic and cable networks to customers in eight contiguous states in the eastern United States. The Company’s services include: broadband internet, video and voice; high-speed Ethernet, dark fiber leasing; and managed network services. The Company owns an extensive regional network with approximately 16,800 route miles of fiber.

2024 Developments

Horizon Transaction

On April 1, 2024 (the “Closing Date”), Shentel completed its previously announced acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, the sellers set forth on the signature pages thereto (each, a “Seller” and collectively, the “Sellers”) and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024, the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, on the Closing Date, Shentel acquired 100% of the outstanding equity interests of Horizon in exchange for (i) issuing 4,100,375 shares of Shentel’s common stock, no par value (“Common Stock”), to an investment fund managed by affiliates of GCM Grosvenor, which is one of the Sellers (the “Selling Shareholder”); and (ii) paying $347 million which consisted of cash consideration to the other Sellers and certain third parties, including Horizon’s existing lenders to discharge debt, and payments for working capital adjustments and reimbursement of capital expenditures incurred by the Sellers, subject to post-closing adjustments. The Selling Shareholder agreed to an investor rights agreement with the Company, pursuant to which, as long as the Selling Shareholder beneficially owns at least 5.0% of Shentel’s outstanding Common Stock, the Selling Shareholder has the right to nominate a director to Shentel’s Board and is subject to certain standstill provisions and voting covenants. The Selling Shareholder is also subject to a one year lockup period for the shares of Common Stock received.

Shentel expects to submit claims under a representation and warranty insurance (“RWI”) policy the Company purchased in connection with the Horizon Transaction seeking coverage for breaches of representations and warranties in the Merger Agreement. The RWI policy has a coverage limit of $40 million. Although the Company believes that the claims are meritorious, no assurance can be given as to whether the Company will recover all, or any part, of the amounts claimed. No gains or receivables have been recognized related to these insurance claims as of December 31, 2024.

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

Sale of Shentel’s Tower Portfolio

On March 29, 2024, Shenandoah Mobile, LLC, a wholly-owned subsidiary of Shenandoah Telecommunications Company, completed the initial closing of its previously disclosed sale of substantially all of Shentel’s tower portfolio and operations (“Tower Portfolio”) to Vertical Bridge Holdco, LLC (Vertical Bridge) for $309.9 million (the “Tower Transaction”). The Company received $305.8 million, net of certain transaction costs at the time of the initial closing. At the initial close, the Company conveyed sites representing approximately 99.5% of the tower portfolio value. The Company expects to convey certain remaining tower sites to Vertical Bridge by the end of March 2025 that will represent 99.9% of the tower portfolio value. The Tower Transaction was completed pursuant to the terms of a Purchase and Sale Agreement, dated February 29, 2024, as amended by Amendment No. 1 to the Purchase and Sale Agreement, dated March 29, 2024.

The Tower Portfolio represented substantially all of the assets and operations in Shentel’s previously reported Tower Reporting Segment and the Tower Transaction represented a strategic shift in the Company’s business. Consequently, the Tower Portfolio has been reclassified as a discontinued operation. For all periods presented, the assets and liabilities that transferred in the

Tower Transaction (the “disposal group”) are presented as held for sale in our consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our consolidated statements of operations and consolidated statements of cash flows.

Refer to Note 17, Discontinued Operations, in our consolidated financial statements for more information regarding the presentation of the disposal group in the Company’s financial statements.

As a result of the sale of the Tower Portfolio, the Company has one reportable segment. Consequently, segment reporting previously disclosed prior to the sale of the Tower Portfolio is no longer applicable.

Results of Operations

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

The Company’s consolidated results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2024	% of Revenue	2023	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$177,485	54.1%	$176,879	65.7%	606	0.3%
Residential & SMB - Glo Fiber Expansion Markets	57,907	17.7%	35,103	13.0%	22,804	65.0%
Commercial Fiber	67,011	20.4%	42,132	15.7%	24,879	59.1%
RLEC & Other	25,655	7.8%	15,017	5.6%	10,638	70.8%
Total revenue	328,058	100.0%	269,131	100.0%	58,927	21.9%
Operating expenses
Cost of services, exclusive of depreciation and amortization	128,112	39.1%	100,850	37.5%	27,262	27.0%
Selling, general and administrative	115,193	35.1%	99,304	36.9%	15,889	16.0%
Restructuring, integration and acquisition	14,509	4.4%	2,915	1.1%	11,594	NMF
Impairment expense	382	0.1%	2,552	0.9%	(2,170)	(85.0)%
Depreciation and amortization	98,453	30.0%	63,368	23.5%	35,085	55.4%
Total operating expenses	356,649	108.7%	268,989	99.9%	87,660	32.6%
Operating (loss) income	(28,591)	(8.7)%	142	0.1%	(28,733)	NMF
Other (expense) income:
Interest expense	(15,897)	(4.8)%	(4,212)	(1.6)%	(11,685)	277.4%
Other income, net	6,461	2.0%	5,587	2.1%	874	15.6%
(Loss) income from continuing operations before income taxes	(38,027)	(11.6)%	1,517	0.6%	(39,544)	NMF
Income tax (benefit) expense	(9,670)	(2.9)%	501	0.2%	(10,171)	NMF
(Loss) income from continuing operations	(28,357)	(8.6)%	1,016	0.4%	(29,373)	NMF
Income from discontinued operations, net of tax	222,174	67.7%	7,022	2.6%	215,152	NMF
Net income	193,817	59.1%	8,038	3.0%	185,779	NMF
Dividends on redeemable noncontrolling interest	3,429	1.0%	—	—%	3,429	—%
Net income attributable to common shareholders	$190,388	58.0%	$8,038	3.0%	182,350	NMF

Residential & SMB - Incumbent Broadband Markets revenue
Revenue from residential and small and medium business (“SMB”) customers in Incumbent Broadband Markets are primarily earned through the Company’s provision of data, video and voice services over primarily hybrid fiber coaxial (“HFC”) cable and to a lesser extent fiber to the home (“FTTH”) networks in incumbent markets.

Residential & SMB - Incumbent Broadband Markets revenue increased by $0.6 million, or 0.3%, in the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to $5.6 million of revenues earned in the newly acquired Horizon markets. These revenues were offset by a $5.0 million decline in the legacy Shentel markets due to lower video revenue from a 16.9% decline in video revenue generating units (“RGUs”) and a 1.6% decline in data RGUs with the majority of the decline due to the end of the ACP program.

Residential & SMB - Glo Fiber Expansion Markets revenue
Revenue from residential and SMB customers in Glo Fiber Expansion Markets are primarily earned through the Company’s provision of data, video and voice services over FTTH networks in new greenfield expansion markets.

Residential & SMB - Glo Fiber Expansion Markets revenue increased by $22.8 million, or 65.0%, in the year ended December 31, 2024 as compared with the year ended December 31, 2023 due to a $21.4 million increase in legacy Shentel markets and $1.4 million of revenues earned in the newly acquired Horizon markets. The increase in legacy Shentel markets revenue was primarily due to 50.9% year-over-year growth in data RGUs associated with the Company’s investment in expanded geographies for Glo Fiber and a 7.3% increase in data average revenue per unit (“ARPU”).

Commercial Fiber revenue
Shentel’s Commercial Fiber revenue is primarily earned through the Company’s provision of high-speed Ethernet, wavelength, dark fiber leasing and managed services over fiber optic networks to commercial customers.

Commercial Fiber revenue increased by $24.9 million, or 59.1%, in the year ended December 31, 2024 as compared with the year ended December 31, 2023 due to $30.7 million of revenues earned in the newly acquired Horizon markets, and partially offset by a $5.8 million decline in legacy Shentel markets as a result of the previously disclosed T-Mobile backhaul revenue churn associated with the decommissioning of the former Sprint network.

RLEC & Other revenue
Shentel’s RLEC & Other revenue is primarily earned through the Company’s provision of voice and DSL telephone services over copper networks primarily in Shenandoah County, Virginia and Ross County, Ohio. Shentel also earns governmental support revenue through the federal USF.

RLEC & Other revenue increased by $10.6 million, or 70.8%, in the year ended December 31, 2024 as compared with the year ended December 31, 2023 due to $10.1 million of revenues earned in the newly acquired Horizon markets and an increase in governmental support revenue.

Cost of services
Cost of services primarily consist of costs to acquire and deliver video programming, internal labor to maintain our network and service our customers, maintenance and third party network line expenses.

Cost of services increased by $27.3 million, or 27.0%, in the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to $25.3 million of costs incurred in the newly acquired Horizon markets and $2.0 million in higher cost of services in the legacy Shentel markets due to network maintenance costs for Glo Fiber market expansion.

Selling, general and administrative
Selling, general and administrative expenses consist of employee compensation, advertising, software maintenance, stock-based compensation, and operating taxes.

Selling, general and administrative expense increased by $15.9 million, or 16.0%, in the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to $11.7 million of selling, general and administrative costs incurred in the newly acquired Horizon markets and $4.2 million in higher expenses in the legacy Shentel markets due to higher advertising costs and sales headcount associated with the Company’s expansion of Shentel’s Glo Fiber network.

Restructuring, integration and acquisition
Integration and acquisition expense increased by $11.6 million in the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to non-recurring Horizon acquisition-related costs related to banking, legal, insurance and software expenses.

Depreciation and amortization
Depreciation and amortization increased by $35.1 million, or 55.4%, in the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to $25.5 million of depreciation and amortization related to the tangible and intangible assets acquired in the Horizon Transaction and an increase of $9.6 million of depreciation related to legacy Shentel’s expansion of its Glo Fiber network.

Interest expense
Interest expense increased by $11.7 million, or 277.4%, in the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to a higher outstanding debt balance during 2024 as compared to 2023.

Other income, net
Other income, net increased by $0.9 million, or 15.6%, in the year ended December 31, 2024 as compared with the year ended December 31, 2023 primarily due to other income incurred in the newly acquired Horizon markets.

Income tax (benefit) expense
The Company recognized $9.7 million of income tax benefit for 2024, compared with $0.5 million of income tax expense for 2023. The income tax benefit was driven by higher pre-tax loss from continuing operations during the 2024.

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

As discussed in the Overview section above, Shentel disposed of its Tower Portfolio during the year ended December 31, 2024. The following table has been recast to present the operating results related to the now disposed Tower Portfolio as a discontinued operation.

Shentel also updated the description for revenues previously reported as “Residential & SMB - Cable Markets” to “Residential & SMB - Incumbent Broadband Markets” and updated the description for revenues previously reported as “Residential & SMB - Glo Fiber Markets” to “Residential & SMB - Glo Fiber Expansion Markets.”

The Company’s consolidated results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2023	% of Revenue	2022	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$176,879	65.7%	$175,681	70.6%	1,198	0.7%
Residential & SMB - Glo Fiber Expansion Markets	35,103	13.0%	18,293	7.3%	16,810	91.9%
Commercial Fiber	42,132	15.7%	38,821	15.6%	3,311	8.5%
RLEC & Other	15,017	5.6%	16,116	6.5%	(1,099)	(6.8)%
Total revenue	269,131	100.0%	248,911	100.0%	20,220	8.1%
Operating expenses
Cost of services, exclusive of depreciation and amortization	100,850	37.5%	102,279	41.1%	(1,429)	(1.4)%
Selling, general and administrative	99,304	36.9%	91,113	36.6%	8,191	9.0%
Restructuring, integration and acquisition	2,915	1.1%	1,251	0.5%	1,664	133.0%
Impairment expense	2,552	0.9%	5,241	2.1%	(2,689)	(51.3)%
Depreciation and amortization	63,368	23.5%	66,483	26.7%	(3,115)	(4.7)%
Total operating expenses	268,989	99.9%	266,367	107.0%	2,622	1.0%
Operating income (loss)	142	0.1%	(17,456)	(7.0)%	17,598	NMF
Other income (expense):
Interest expense	(4,212)	(1.6)%	(1,577)	(0.6)%	(2,635)	NMF
Other income, net	5,587	2.1%	215	0.1%	5,372	NMF
Income (loss) from continuing operations before income taxes	1,517	0.6%	(18,818)	(7.6)%	20,335	NMF
Income tax expense (benefit)	501	0.2%	(3,400)	(1.4)%	3,901	NMF
Income (loss) from continuing operations	1,016	0.4%	(15,418)	(6.2)%	16,434	NMF
Income from discontinued operations, net of tax	7,022	2.6%	7,039	2.8%	(17)	(0.2)%
Net income (loss)	$8,038	3.0%	$(8,379)	(3.4)%	16,417	NMF

Residential & SMB - Incumbent Broadband Markets revenue
Residential & SMB - Cable Markets revenue increased approximately $1.2 million, or 0.7%, in the year ended December 31, 2023 compared with the year ended December 31, 2022 primarily due to 1.8% year-over-year growth in data ARPU.

Residential & SMB - Glo Fiber Expansion Markets revenue
Residential & SMB - Glo Fiber Markets revenue increased approximately $16.8 million, or 91.9%, in the year ended December 31, 2023 compared with the year ended December 31, 2022 primarily due to 71.7% year-over-year growth in data RGUs and a 4.0% increase in data ARPU.

Commercial Fiber revenue
Commercial Fiber revenue increased approximately $3.3 million, or 8.5%, in the year ended December 31, 2023 compared with the year ended December 31, 2022 primarily due to $3.0 million in T-Mobile non-recurring early termination fees. T-Mobile disconnected 338 backhaul circuits during 2023 as part of their previously announced rationalization of the former Sprint network.

RLEC & Other revenue
RLEC & Other revenue decreased approximately $1.1 million, or 6.8%, in 2023 compared with 2022, primarily driven by a 26.6% decline in residential DSL RGUs.

Cost of services
Cost of services decreased approximately $1.4 million, or 1.4%, in the year ended December 31, 2023 compared with the year ended December 31, 2022 primarily due to lower payroll costs due to higher volume of internal labor hours capitalized in support of network expansion, and partially offset by higher line costs due to network expansion into new markets.

Selling, general and administrative
Selling, general and administrative expense increased $8.2 million, or 9.0%, in the year ended December 31, 2023 compared with the year ended December 31, 2022 primarily due to higher advertising costs associated with the Company’s expansion of Glo Fiber and a change in strategy to drive more gross subscriber additions to low cost sales channels, and higher credit losses as uncollectible rates returned to pre-Covid levels.

Restructuring, integration and acquisition
Restructuring, integration and acquisition expense increased $1.7 million, or 133.0%, in the year ended December 31, 2023 compared with the year ended December 31, 2022 primarily due to higher non-recurring Horizon acquisition-related costs for legal, tax and insurance fees. Expenses in 2022 were primarily related to restructuring costs associated with the shut-down of Shentel’s fixed wireless business, Beam.

Impairment
The Company recorded impairment charges of $2.6 million in 2023, compared with $5.2 million of impairment charges recorded in 2022. Impairment charges in 2023 were primarily a result of colocation lease right-of-use assets and remaining Beam fixed wireless assets that were no longer expected to be used and had no alternative use, while impairment charges in 2022 were primarily a result of the Company’s decommissioning of certain Beam fixed wireless sites.

Depreciation and amortization
Depreciation and amortization decreased $3.1 million, or 4.7%, in the year ended December 31, 2023 compared with the year ended December 31, 2022 primarily due to 2022 accelerated depreciation of Beam network assets associated with the Company’s decision to permanently cease Beam operations, for which no equivalent accelerated depreciation was present in 2023.

Other income (expense), net
Other income, net was $1.4 million for 2023 compared with other expense, net of $1.4 million for 2022, primarily driven by a gain recorded in connection with the sale of the Company’s FCC spectrum licenses upon the closing of the Spectrum Transaction and income related to sales taxes refunds received, partially offset by an increase in interest expense.

Income tax expense (benefit)
The Company recognized $0.5 million of income tax expense in 2023, compared with $3.4 million of income tax benefit in 2022. The $3.9 million increase in income tax expense was driven by higher pre-tax income in 2023.

Additional Information

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services as a RLEC to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by 16,830 route miles of fiber.

The following table indicates selected operating statistics:

	December 31, 2024	December 31, 2023	December 31, 2022
Homes and businesses passed (1)
Incumbent Broadband Markets (4)	239,041	215,763	212,050
Glo Fiber Expansion Markets (5)	346,299	233,872	147,479
Total homes and businesses passed	585,340	449,635	359,529

Residential & SMB Revenue Generating Units ("RGUs"):
Incumbent Broadband Markets (4)	111,325	109,679	109,644
Glo Fiber Expansion Markets (5)	65,140	41,710	24,286
Broadband Data	176,465	151,389	133,930
Video	40,023	43,152	46,975
Voice	44,831	40,757	39,951
Total Residential & SMB RGUs (excludes RLEC)	261,319	235,298	220,856

Residential & SMB Penetration (2)
Incumbent Broadband Markets (4)	46.6%	50.8%	51.7%
Glo Fiber Expansion Markets (5)	18.8%	17.8%	16.5%
Broadband Data	30.1%	33.7%	37.3%
Video	6.8%	9.6%	13.1%
Voice	8.0%	9.5%	11.7%

Residential & SMB Average Revenue per User ("ARPU") (6)
Incumbent Broadband Markets (4)	$84.81	$82.75	$81.31
Glo Fiber Expansion Markets (5)	$81.30	$76.45	$73.48
Broadband Data	$83.67	$81.27	$80.14
Video	$116.55	$105.71	$102.80
Voice	$24.51	$25.19	$26.23

Fiber route miles	16,830	9,875	8,346
Total fiber miles (3)	1,858,081	861,980	656,033
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
(6)Average Revenue Per RGU calculation = (Residential & SMB Revenue) / average RGUs / 12 months.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: The Company’s principal sources of liquidity are our cash and cash equivalents, cash generated from operations, government grants and borrowings under our credit agreement, which contains a $150 million revolving credit facility (the “Revolver”) and $525 million in delayed draw amortizing term loans (the “Term Loans” and collectively with the Revolver, the “Credit Agreement”).

In 2021, Congress passed the American Rescue Plan Act and the Infrastructure Investment and Jobs Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $149.8 million in grants to serve approximately 27,200 unserved homes in the states of Virginia, Maryland, West Virginia and Ohio and to upgrade the capacity of the Ohio middle mile network. The grants will be paid to the Company as certain milestones are completed. As of December 31, 2024, the Company had $110.6 million in grants available. The Company expects to fulfill the majority of its obligations under these programs by 2026.

As of December 31, 2024, our cash and cash equivalents totaled $46.3 million, the availability under our Revolver and the Term Loans was $243.0 million, and the remaining reimbursements available under government grants was $110.6 million, which are subject to fulfilling the terms of the agreements, for total available liquidity of approximately $399.9 million.

As discussed in Note 1, Nature of Operations in Part IV within this Annual Report on Form 10-K, Shentel entered into various agreements in the first half 2024 which affected the Company’s liquidity. As discussed above, Shentel sold its Tower Portfolio for $305.8 million in cash, net of transaction expenses, in March 2024. The Company closed on the Horizon Transaction on April 1, 2024 and disbursed approximately $349 million, including payment of certain capital expenditures and payments for various transaction costs. The tower sale cash proceeds and cash on hand were used to fund the purchase of Horizon. Furthermore, the Company received $81 million in exchange for the issuance of Series A Preferred Stock. Finally, the Company amended its Credit Agreement, resulting in incremental delay draw term loan commitments under the Credit Agreement in an aggregate amount equal to $225 million and an increase in the revolving commitment under the Credit Agreement of $50 million.

Net cash provided by operating activities from continuing operations was approximately $69.4 million in 2024, representing a decrease of $35.0 million compared with 2023, primarily driven by $24.4 million lower current tax refunds received during 2024 and changes in working capital.

Net cash used in investing activities from continuing operations was approximately $645.2 million in 2024, representing an increase of $410.0 million compared with 2023, primarily driven by the payment of $347.4 million to acquire Horizon and to cover transaction costs related to the acquisition, a $64.0 million increase in capital expenditures driven by expansion of Glo Fiber and government-subsidized markets and a $16.0 million decrease in sales of assets, partially offset by $17.3 million increase in grants received related to government funded infrastructure expansion programs.

Net cash provided by financing activities from continuing operations was approximately $183.9 million in 2024, representing a decrease of $34.3 million compared with 2023, primarily driven by an decrease of $100.0 million in borrowings under the Term Loans, $7.0 million in cash outflows for principal payments on outstanding debt, $4.3 million in higher cash outflows for debt amendment costs and $1.3 million in higher cash outflows for dividends, partially offset by the issuance of $79.4 million in Shentel’s Series A Preferred Stock, net of issuance costs.

Indebtedness: As of December 31, 2024, the Company’s net indebtedness was $416.9 million, including $418.0 million in outstanding term loans, net of unamortized loan fees of $1.1 million. The borrowed amounts bear interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage. The weighted-average interest rate was 6.42% for the Term Loans at December 31, 2024.

Shentel’s Term Loans, which consist of Term Loan A-1, Term Loan A-2 and Term Loan A-3, have outstanding balances of $144.5 million, $148.5 million and $125.0 million, respectively. The Term Loans require quarterly payments based on a percentage of the outstanding balance. Term Loan A-1 matures on July 1, 2026 and both Term Loan A-2 and Term Loan A-3 mature on July 1, 2028.

Refer to Note 10, Debt in the Company’s 2024 Consolidated Financial Statements for information about the Company's Credit Agreement.

As of December 31, 2024, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flows from continuing operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the year ended December 31, 2024, our capital expenditures of $319.1 million exceeded our net cash provided by operating activities from continuing operations by $249.7 million, and we expect our capital expenditures to exceed the net cash flows provided by continuing operations through 2026, as we expand our Glo Fiber broadband network.

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

Critical Accounting Estimates

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss further below.

Valuation and Impairment Testing of Goodwill and Cable Franchise Rights

Goodwill

Goodwill results from business combinations and represents the excess amount of the consideration paid over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. As discussed in Note 2, Summary of Significant Accounting Policies, Shentel has only one reporting unit. Shentel’s total goodwill balance increased $63.8 million in the year ended December 31, 2024 as a result of the Horizon Transaction discussed above.

Shentel tests goodwill for impairment least annually or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The impairment test is performed at the reporting unit level by analyzing quantitative or qualitative factors, or both. When performing a quantitative assessment, we estimate the fair value of our reporting unit primarily based on a discounted cash flow analysis that involves significant judgment, including market participant estimates of future cash flows expected to be generated by the business, estimate of a terminal growth rate and the selection of a discount rate. When performing this analysis, we also consider the reconciliation of the Company's market capitalization to the reporting unit value and consideration of an appropriate control premium. When performing a qualitative assessment, we assess whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50%) that an impairment exists. Events and circumstances considered include the impact of macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows, and market capitalization trends.

We evaluated goodwill for impairment on October 1, 2024 on the basis of the quantitative factors described above. Based on this assessment, we concluded that the fair value of our reporting unit was higher than its carrying value.

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

Shentel tests its cable franchise rights for impairment at least annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The impairment test is performed by analyzing quantitative or qualitative factors, or both. When performing a quantitative evaluation, we estimate the fair values of our cable franchise rights primarily based on an income approach that involves significant judgment, including the estimate of revenue growth, the amount and timing of capital expenditures, EBITDA margins, terminal growth rates and the discount rate utilized. When performing a qualitative assessment, we assess whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50%) that an impairment exists. Events and circumstances considered include the impact of macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows, and market capitalization trends.

We evaluated our cable franchise rights for impairment on October 1, 2024 on the basis of the qualitative factors described above. Based on this assessment, we concluded that it was more likely than not that the estimated fair value of our cable franchise right assets was higher than its carrying value and that the performance of a quantitative impairment test was not required.

Valuation of Tangible and Intangible Assets Acquired in the Horizon Transaction

The Company accounts for acquisitions by using the acquisition method of accounting, in accordance with ASC 805, “Business Combinations.” Under the acquisition method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. Fair values are determined using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.

As it relates to Shentel’s acquisition of Horizon, management utilized the above valuation approaches to value certain classes of assets acquired. These assets and related valuations approaches to determine fair value are as follows:

•Property, plant and equipment - personal property: Management primarily utilized a cost approach to determine the price the Company would have to pay to replace the personal property assets. Critical accounting estimates applied in this valuation included determination of replacement cost per unit, useful lives and depreciated values.
•Intangible assets - customer relationships: Management utilized a cost approach to determine the price the Company would have to pay to replace the customer relationship assets. The sole critical accounting estimate related to this valuation was the estimated cost to acquire each customer which was determined using historical costs to acquire new customers.

Recently Issued Accounting Standards

Recently issued accounting standards and their expected impact, if any, are discussed in Note 2, Summary of Significant Accounting Policies in our consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Throughout 2024, we borrowed a total of $125 million pursuant to the variable rate delayed draw Term Loans available under the Credit Agreement.

As of December 31, 2024, the Company had $418.0 million of gross variable rate debt outstanding. The weighted-average interest rate was 6.42% for the Term Loans at December 31, 2024. An increase in market interest rates of 1.00% would add approximately $4.1 million to annual interest expense.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2024. Our certifying officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on its assessment, the Company’s management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

Pursuant to the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting does not include internal control over financial reporting related to Horizon Acquisition Parent LLC (“Horizon”). Horizon constituted approximately 27% of total assets and approximately 14% of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024.

RSM US LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting containing the disclosure required by this Item.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

During the year ended December 31, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, referred to as the “2025 proxy statement,” which we will file with the SEC on or before 120 days after our 2024 fiscal year end, and which appears in the 2025 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2025 proxy statement, including the information in the 2025 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated herein by reference to the 2025 proxy statement appearing under the caption “Security Ownership.”

The Company has granted stock awards to its employees meeting certain eligibility requirements under two shareholder-approved company stock incentive plans, the “2014 Equity Incentive Plan” and the “2024 Equity Incentive Plan.” The 2014 Equity Incentive Plan expired during the year ended December 31, 2024. As a result, on February 13, 2024, our Board of Directors adopted the 2024 Equity Incentive Plan, which was approved by Shentel’s shareholders at the 2024 annual meeting of shareholders. The 2024 Equity Incentive Plan authorized grants of up to an additional 3.0 million shares over a ten-year period beginning in 2024. As a result of the adoption of the 2024 Equity Incentive Plan, additional grants will not be made under the 2014 Equity Incentive Plan, although outstanding grants may continue to vest, be distributed or exercised. Outstanding awards and the number of shares available for future issuance as of December 31, 2024 were as follows:

	Number of securities to be issued upon exercise of outstanding awards	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
2014 Equity Incentive Plan	1,073,295	$—	—
2024 Equity Incentive Plan	60,365	$—	2,917,122
Total	1,133,660	$—	2,917,122

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated herein by reference to the 2025 proxy statement, including the information in the 2025 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the 2025 proxy statement, including the information in the 2025 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report:

(1) Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K directly following Item 16.

(2) Financial Statement Schedules:
The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto.

(3) Exhibits:
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index directly following the financial statements beginning on page F-1, within this Annual Report on Form 10-K.

ITEM 16.FORM 10-K SUMMARY

None.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Shenandoah Telecommunications Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Certain Identifiable Assets Acquired in a Business Combination
As described in Notes 1 and 3 to the financial statements, on April 1, 2024, the Company acquired 100% of the issued and outstanding equity interests of Horizon Acquisition Parent LLC (“Horizon”) for total consideration of $416.2 million. The transaction was accounted for as a business combination using the acquisition method of accounting. The fair values of property, plant and equipment and intangible assets, which consists primarily of customer relationships, were valued using the cost approach.

We identified valuation of property, plant and equipment and customer relationships acquired in the business combination as a critical audit matter because of the significant assumptions management used in estimating their fair values. Auditing management’s assumptions used in the estimates of fair value, including estimates of replacement costs involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimates of fair value.

Our audit procedures related to the property, plant and equipment and customer relationships acquired in the business combination included the following, among others:

•We obtained an understanding of the relevant controls related to the valuation of these assets and tested such controls for design, implementation and operating effectiveness.

•We read the purchase and sale agreement to understand and evaluate the terms of the acquisition, including the assets acquired.
•We tested the underlying data used by management to estimate the fair value of the property, plant and equipment and customer relationships for completeness and accuracy.
•We tested the reasonableness of management’s selection of the replacement costs used in the valuation of the property, plant and equipment by assessing the nature, age and condition of the subject assets.
•We tested the reasonableness of the replacement costs used in the valuation of the customer relationships by comparing the estimates of replacement costs to historical results.
•We utilized our valuation specialists to assist in the following procedures, among others:
◦Assessing the appropriateness of management’s valuation methodologies based on the nature of the fair value estimate.
◦Corroborating the market data used by management to estimate the fair values of the property, plant and equipment by comparing such data to publicly available information.

/s/ RSM US LLP

We have served as the Company’s auditor since 2022.

Boston, Massachusetts
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Shenandoah Telecommunications Company
Opinion on the Internal Control Over Financial Reporting
We have audited Shenandoah Telecommunications Company's (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated February 20, 2025 expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Horizon Acquisition Parent LLC and subsidiaries (“Horizon”) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a business combination during the second quarter of 2024. We have also excluded Horizon from our audit of internal control over financial reporting. Horizon is a wholly owned subsidiary whose total assets and revenue represent approximately 27% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Boston, Massachusetts
February 20, 2025

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023

(in thousands)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$46,272	$139,255
Accounts receivable, net of allowance for credit losses of $1,156 and $886, respectively	29,722	19,782
Income taxes receivable	1,244	4,691
Prepaid expenses and other	17,282	11,782
Current assets held for sale	—	561
Total current assets	94,520	176,071
Investments	15,709	13,198
Property, plant and equipment, net	1,438,538	850,337
Goodwill and intangible assets, net	157,723	81,123
Operating lease right-of-use assets	19,548	13,024
Deferred charges and other assets	14,235	11,561
Non-current assets held for sale	—	68,915
Total assets	$1,740,273	$1,214,229
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$9,204	$7,095
Accounts payable	57,820	53,546
Advanced billings and customer deposits	16,104	12,394
Accrued compensation	16,283	11,749
Current operating lease liabilities	3,060	2,222
Accrued liabilities and other	12,100	7,747
Current liabilities held for sale	—	3,602
Total current liabilities	114,571	98,355
Long-term debt, less current maturities, net of unamortized loan fees	407,675	292,804
Other long-term liabilities:
Deferred income taxes	167,716	88,147
Benefit plan obligations	4,945	3,943
Non-current operating lease liabilities	10,794	7,185
Other liabilities	33,525	16,912
Non-current liabilities held for sale	—	54,213
Total other long-term liabilities	216,980	170,400
Commitments and contingencies (Note 16)
Temporary equity:
Redeemable noncontrolling interest	82,464	—
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 54,605 and 50,272 issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid in capital	147,733	66,933
Retained earnings	768,997	584,069
Accumulated other comprehensive income, net of taxes	1,853	1,668
Total shareholders’ equity	918,583	652,670
Total liabilities, temporary equity and shareholders’ equity	$1,740,273	$1,214,229

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2024, 2023 and 2022

(in thousands, except per share amounts)	2024	2023	2022
Service revenue and other	$328,058	$269,131	$248,911
Operating expenses:
Cost of services exclusive of depreciation and amortization	128,112	100,850	102,279
Selling, general and administrative	115,193	99,304	91,113
Restructuring, integration and acquisition	14,509	2,915	1,251
Impairment expense	382	2,552	5,241
Depreciation and amortization	98,453	63,368	66,483
Total operating expenses	356,649	268,989	266,367
Operating (loss) income	(28,591)	142	(17,456)
Other (expense) income:
Interest expense	(15,897)	(4,212)	(1,577)
Other income, net	6,461	5,587	215
(Loss) income from continuing operations before income taxes	(38,027)	1,517	(18,818)
Income tax (benefit) expense	(9,670)	501	(3,400)
(Loss) income from continuing operations	(28,357)	1,016	(15,418)
Discontinued operations:
Income from discontinued operations, net of tax	1,957	7,022	7,039
Gain on the sale of discontinued operations, net of tax	220,217	—	—
Total income from discontinued operations, net of tax	222,174	7,022	7,039
Net income (loss)	193,817	8,038	(8,379)
Dividends on redeemable noncontrolling interest	3,429	—	—
Net income (loss) attributable to common shareholders	$190,388	$8,038	$(8,379)

Net income (loss) per share attributable to common shareholders, basic and diluted:
Basic - (Loss) income from continuing operations	$(0.59)	$0.02	$(0.31)
Basic - Income from discontinued operations, net of tax	4.13	0.14	0.14
Basic net income (loss) per share	$3.54	$0.16	$(0.17)

Diluted - (Loss) income from continuing operations	$(0.59)	$0.02	$(0.31)
Diluted - Income from discontinued operations, net of tax	4.13	0.14	0.14
Diluted net income (loss) per share	$3.54	$0.16	$(0.17)

Weighted average shares outstanding, basic	53,722	50,396	50,155
Weighted average shares outstanding, diluted	53,722	50,715	50,155
Cash dividends declared per common share	$0.10	$0.09	$0.08

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2024, 2023 and 2022
(in thousands)	2024	2023	2022
Net income (loss)	$193,817	$8,038	$(8,379)
Other comprehensive income (loss):
Net change in unrealized gain	1,850	1,668	—
Amounts reclassified to interest expense	(1,665)	—	—
Comprehensive income (loss)	194,002	9,706	(8,379)
Dividends on redeemable noncontrolling interest	3,429	—	—
Comprehensive income (loss) attributable to common shareholders	$190,573	$9,706	$(8,379)
See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023 and 2022
(in thousands)

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2021	—	—	49,965	$49,351	$592,924	$—	$642,275

Net loss	—	—	—	—	(8,379)	—	(8,379)
Dividends declared	—	—	—	—	(3,991)	—	(3,991)
Stock-based compensation	—	—	194	9,178	—	—	9,178
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(49)	(1,076)	—	—	(1,076)
Balance, December 31, 2022	—	—	50,110	57,453	580,554	—	638,007

Net income	—	—	—	—	8,038	—	8,038
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	1,668	1,668
Dividends declared	—	—	—	—	(4,523)	—	(4,523)
Stock-based compensation	—	—	231	10,823	—	—	10,823
Common stock issued	—	—	2	44	—	—	44
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(71)	(1,387)	—	—	(1,387)
Balance, December 31, 2023	—	—	50,272	66,933	584,069	1,668	652,670

Net income	—	—	—	—	193,817	—	193,817
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	1,850	1,850
Amounts reclassified from accumulated other comprehensive income to interest expense	—	—	—	—	—	(1,665)	(1,665)
Dividends declared	—	—	—	—	(5,460)	—	(5,460)
Stock-based compensation	—	—	319	10,651	—	—	10,651
Common stock issued	—	—	4,103	71,876	—	—	71,876
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(89)	(1,727)	—	—	(1,727)
Issuance of redeemable noncontrolling interest, net of financing fees paid	81	79,380	—	—	—	—	—
Preferred stock dividends - paid in kind	—	3,084	—	—	(3,084)	—	(3,084)
Preferred stock dividends - participating	—	—	—	—	(345)	—	(345)
Balance, December 31, 2024	81	82,464	54,605	$147,733	$768,997	$1,853	$918,583
See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022

(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$193,817	$8,038	$(8,379)
Income from discontinued operations, net of tax	222,174	7,022	7,039
(Loss) income from continuing operations	(28,357)	1,016	(15,418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	96,908	62,878	65,759
Amortization of intangible assets	1,545	490	724
Provision for credit losses	2,132	2,852	1,972
Stock-based compensation expense, net of amount capitalized	9,837	10,033	8,528
Deferred income taxes	(9,759)	2,973	(1,414)
Impairment expense	382	2,552	5,241
Gain on sale of FCC spectrum licenses	—	(1,328)	—
Other, net	626	(462)	499
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	(2,452)	(143)	(583)
Current income taxes	1,382	25,532	1,054
Operating lease assets and liabilities, net	(361)	65	232
Other assets	(3,268)	4,879	348
Accounts payable	(2,240)	(2,959)	79
Other deferrals and accruals	3,004	(4,048)	(1,594)
Net cash provided by operating activities - continuing operations	69,379	104,330	65,427
Net cash (used in) provided by operating activities - discontinued operations	(6,812)	9,444	9,468
Net cash provided by operating activities	62,567	113,774	74,895

Cash flows from investing activities:
Capital expenditures	(319,070)	(255,070)	(188,989)
Government grants received	19,238	1,904	—
Cash disbursed for acquisition, net of cash acquired	(347,411)	—	—
Proceeds from the sale of FCC spectrum licenses	—	17,300	—
Refund received for deposit on FCC spectrum leases	—	—	3,996
Proceeds from sale of assets and other	2,010	655	1,434
Net cash used in investing activities - continuing operations	(645,233)	(235,211)	(183,559)
Net cash provided by (used in) investing activities - discontinued operations	305,827	(1,480)	(620)
Net cash used in investing activities	(339,406)	(236,691)	(184,179)

Cash flows from financing activities:
Principal payments on long-term debt	(7,044)	—	—
Proceeds from credit facility borrowings	125,000	225,000	75,000
Payments for debt amendment costs	(4,570)	(300)	—
Proceeds from the issuance of redeemable noncontrolling interest, net of financing fees paid	79,380	—	—
Dividends paid	(5,805)	(4,523)	(3,991)
Taxes paid for equity award issuances	(1,727)	(1,387)	(1,076)
Payments for financing arrangements and other	(1,378)	(679)	(932)
Net cash provided by financing activities	183,856	218,111	69,001
Net (decrease) increase in cash and cash equivalents	(92,983)	95,194	(40,283)
Cash and cash equivalents, beginning of period	139,255	44,061	84,344
Cash and cash equivalents, end of period	$46,272	$139,255	$44,061

Supplemental Disclosures of Cash Flow Information
Interest paid, net of amounts capitalized	$(12,075)	$(3,026)	$(580)
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

Horizon Transaction

On April 1, 2024 (the “Closing Date”), Shentel completed its previously announced acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, the sellers set forth on the signature pages thereto (each, a “Seller” and collectively, the “Sellers”) and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024, the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, on the Closing Date, Shentel acquired 100% of the outstanding equity interests of Horizon in exchange for (i) issuing 4,100,375 shares of Shentel’s common stock, no par value (“Common Stock”), to an investment fund managed by affiliates of GCM Grosvenor, which is one of the Sellers (the “Selling Shareholder”); and (ii) paying $347 million which consisted of cash consideration to the other Sellers and certain third parties, including Horizon’s existing lenders to discharge debt, and payments for working capital adjustments and reimbursement of capital expenditures incurred by the Sellers, subject to post-closing adjustments. The Selling Shareholder agreed to an investor rights agreement with the Company, pursuant to which, as long as the Selling Shareholder beneficially owns at least 5.0% of Shentel’s outstanding Common Stock, the Selling Shareholder has the right to nominate a director to Shentel’s Board and is subject to certain standstill provisions and voting covenants. The Selling Shareholder is also subject to a one year lockup period for the shares of Common Stock received.

Horizon is a leading commercial fiber provider in Ohio and adjacent states serving national wireless providers, carriers, enterprises, and government, education and healthcare customers. The acquisition of Horizon will allow Shentel to advance its fiber expansion strategy by doubling the size of the Company’s commercial fiber business and adding new expansion markets for its Glo Fiber business.

Refer to Note 3, Acquisition of Horizon, for more information regarding the Horizon Transaction and its impact on the Company’s financial statements.

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

Refer to Note 13, Redeemable Noncontrolling Interest, for more information regarding the Series A Preferred Stock and its impact on the Company’s financial statements.

Amendment No. 3 to Credit Agreement

On April 1, 2024, Shentel entered into Amendment No. 3 to Credit Agreement, Incremental Term Loan Funding Agreement, Joinder and Assignment and Assumption (the “Third Amendment”) to its existing Credit Agreement, dated as of July 1, 2021, with various financial institutions party thereto (the “Lenders”) and CoBank, ACB, as administrative agents for the Lenders (as previously amended by Amendment No. 1 to Credit Agreement, dated as of May 17, 2023, and Consent and Amendment No. 2 to Credit Agreement, dated October 24, 2023, the “Credit Agreement”).

The Third Amendment provides for, among other things, incremental delay draw term loan commitments under the Credit Agreement in an aggregate amount equal to $225 million and an increase in the revolving commitment under the Credit Agreement in an amount equal to $50 million.

Refer to Note 10, Debt , for more information regarding the Credit Agreement.

Sale of Shentel’s Tower Portfolio

On March 29, 2024, Shenandoah Mobile, LLC, a wholly-owned subsidiary of Shenandoah Telecommunications Company, completed the initial closing of its previously disclosed sale of substantially all of Shentel’s tower portfolio and operations (“Tower Portfolio”) to Vertical Bridge Holdco, LLC (Vertical Bridge) for $309.9 million (the “Tower Transaction”). The Company received $305.8 million, net of certain transaction costs at the time of the initial closing. At the initial close, the Company conveyed sites representing approximately 99.5% of the tower portfolio value. The Company expects to convey certain remaining tower sites to Vertical Bridge by the end of March 2025 that will represent 99.9% of the tower portfolio value. The Tower Transaction was completed pursuant to the terms of a Purchase and Sale Agreement, dated February 29, 2024, as amended by Amendment No. 1 to the Purchase and Sale Agreement, dated March 29, 2024.

The Tower Portfolio represented substantially all of the assets and operations in Shentel’s previously reported Tower Reporting Segment and the Tower Transaction represented a strategic shift in the Company’s business. Consequently, the Tower Portfolio has been reclassified as a discontinued operation. For all periods presented, the assets and liabilities that transferred in the Tower Transaction (the “disposal group”) are presented as held for sale in our consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our consolidated statements of operations and consolidated statements of cash flows.

Refer to Note 17, Discontinued Operations, for more information regarding the presentation of the disposal group in the Company’s financial statements.

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

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods could differ from our estimates.

Revenue recognition: The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).

The Company provides broadband data, video and voice services to residential, small and midsize businesses (“SMB”) and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. The Company also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties and Ohio’s Ross County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”).

Transaction price is measured as the amount billed, which is generally determined by list prices for goods and services less discounts offered. We allocate the total transaction price in these transactions based upon the standalone selling price of each distinct good or service. We generally recognize these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring, which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively. A significant portion of the Company’s revenues are derived from customers who may cancel their subscriptions at any time without penalty. As such, the amount of deferred revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from the Company’s existing customers. Installation fees charged upfront without transfer of commensurate goods or services to the customer are allocated to services and are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the contract, which we estimate to be approximately one year. Additionally, the Company incurs commission expenses related to in-house sales team members and third-party vendors which are capitalized and amortized over the expected customer benefit period.

The Company also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the initial contract term.

The Company also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under ASC 842, Leases (“ASC 842”).

Advertising costs: The Company expenses advertising costs and marketing production costs as incurred and includes such costs within selling, general and administrative expenses in the consolidated statements of operations. Advertising expense for the years ended December 31, 2024, 2023 and 2022 was $15.0 million, $11.4 million and $6.8 million, respectively.

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

As described in more detail in Note 3, Acquisition of Horizon, Shentel determined the fair values of assets acquired and liabilities assumed as a result of the Horizon Acquisition as of the acquisition date.

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

Changes in the Company’s allowance for credit losses for accounts receivable for the years ended December 31, 2024, 2023 and 2022 are summarized below:

(in thousands)	Balance at Beginning of Year	Recoveries added to allowance	Provision for Credit Losses	Write-offs	Balance at End of Year
Year Ended December 31, 2024
Allowance for credit losses	$886	$599	$2,132	$(2,461)	$1,156
Year Ended December 31, 2023
Allowance for credit losses	$776	$424	$2,852	$(3,166)	$886
Year Ended December 31, 2022
Allowance for credit losses	$352	$414	$1,972	$(1,962)	$776

Investments: The Company investments measured at fair value primarily consist of supplemental executive retirement plan (“SERP”) investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants six months after retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation. Changes to the investments’ fair value are presented in Other income, net, while the reciprocal changes in the liability representative of compensatory expense, are presented in selling, general and administrative expense in the Company’s consolidated statements of operations.

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

Cable franchise rights represent the value attributed to our non-exclusive right to provide video services in a specified area. Spectrum licenses issued by the Federal Communications Commission (“FCC”) provide us with either an exclusive or priority access right to utilize designated radio frequency spectrum within specific geographic service areas to provide wireless communication services. While some cable franchises and spectrum licenses are issued for a fixed time period (generally ten years and up to fifteen years, respectively), renewals have been granted routinely and at a nominal cost. The Company believes it will be able to meet all requirements necessary to secure renewal of its cable franchise rights and spectrum licenses. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our cable franchises or spectrum licenses and, as a result, we account for cable franchise rights and spectrum licenses as indefinite-lived intangible assets.

Indefinite-lived intangible assets are not amortized but rather, are subject to impairment testing annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is evaluated for impairment based on the identification of reporting units. Our reporting unit aligns with our one reportable segment.

We evaluated goodwill for impairment on October 1, 2024 using a quantitative assessment. This assessment estimated the fair values of our reporting unit primarily based on a discounted cash flow analysis that included market participant estimates of future cash flows expected to be generated by the business. We also considered the reconciliation of the Company's market capitalization to the reporting unit value and consideration of an appropriate control premium. As a result of this assessment, management concluded that the estimated fair value of the reporting unit exceeded the carrying value by 11%. As such, no impairment charge was recognized during the period.

We evaluated cable franchise rights and spectrum licenses for impairment on October 1, 2024 primarily on the basis of qualitative factors to determine whether the existence of events or circumstances lead us to conclude that it is more likely than not that goodwill or our indefinite life intangibles has been impaired. Our consideration of qualitative factors included but was not limited to macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows, and market capitalization trends. We concluded that there were no indicators that impairment of our reporting unit or indefinite-lived intangible assets was more likely than not.

Long-lived assets: Finite-lived intangible assets, property, plant, and equipment, and other long-lived assets held for use are amortized or depreciated over their estimated useful lives, as summarized in the respective notes below. These assets are evaluated for impairment based on the identification of asset groups. Our asset groups align with our reportable segments. We evaluated our asset groups for impairment during the fourth quarter of 2024 and concluded that there were no indicators that an asset group impairment was more likely than not.

Asset retirement obligations: Certain of the Company’s lease agreements contain provisions requiring the Company to restore facilities or remove property in the event that the lease agreement is not renewed. The Company records an estimate for the cost to comply with these provisions based on what a willing third party would charge for the retirement activity on the date of recognizing the asset retirement obligation. Upon retirement of the related asset and performance of the asset retirement activities, the Company derecognizes the asset retirement obligation and records a gain or loss to reflect the difference between the Company’s estimate and the actual cost to retire the asset. Current ARO liabilities are recorded in accrued liabilities and other in the Company’s consolidated balance sheets and noncurrent ARO liabilities are presented in the consolidated balance sheets as “other liabilities.”

Benefit plan obligations: The Benefit plan obligations caption includes the following:

($ in thousands)	December 31, 2024	December 31, 2023
Supplemental executive retirement plans	$2,812	$2,290
Postretirement medical benefits plans	1,889	1,653
Pension plan obligation	244	—
Total	$4,945	$3,943

Prior to the acquisition of Horizon, Shentel maintained a supplemental executive retirement plan for certain employees (the “Shentel SERP”). The Shentel SERP is a benefit plan that provides deferred compensation to certain employees which holds investments in a rabbi trust as a source of funding for future payments under the plan. The Shentel SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the Shentel SERP assets under ASC 710, Compensation. Changes to the investments’ fair value are presented in Other income, net, while the reciprocal changes in the liability representative of compensatory expense, are presented in selling, general and administrative expense in the Company’s consolidated statements of operations.

Prior to December 31, 2023, Shentel maintained a frozen defined benefit plan. On October 13, 2021, Shentel’s Board of Directors adopted a resolution to terminate its pension plan. The Company terminated the pension plan and all benefits were distributed in June 2023 through the combination of lump sum payments and the purchase of non-participating annuity contracts at the option of the pension plan participants. The Company made an additional $2.9 million contribution from its cash balance as a result of the settlement and recognized a settlement gain of $0.7 million in other income (expense) for the year ended December 31, 2023.

During the year ended December 31, 2024, Shentel acquired four plans in conjunction with the acquisition of Horizon. These plans included one unfunded supplemental executive retirement plan, one frozen unfunded postretirement medical benefits plan and two frozen defined benefit plans.

Including the plan acquired from Horizon, both of Shentel’s postretirement medical benefits plans represent frozen, unfunded, defined benefit plans. The total postretirement plan liability was determined using discount rates of 5.5% and 4.9% as of December 31, 2024 and 2023, respectively.

The total fair value of pension plan assets was $21.6 million as of December 31, 2024. These investments were held in mutual funds and were valued based on the net asset value per share. The pension plan projected benefit obligations was $21.4 million as of December 31, 2024, determined using a discount rate of 5.0%.

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

Stock-based compensation: The cost of employee services received in exchange for share-based awards classified as equity is measured using the estimated fair value of the award on the date of the grant, and the related expense is recorded over the recipient’s respective service period. The fair value for the Company’s RSUs are determined using the Company’s stock price and the fair value for the Company’s RTSR awards are determined using a Monte Carlo simulation. The Company records forfeitures for its RSUs and RTSRs as they occur. Certain of the Company’s share-based awards contain retirement clauses which state that awards will continue to vest without the requirement of continuous employment after a participant achieves certain service- and age-based requirements (“Retirement Eligibility”). The Company accelerates expense associated with eligible awards for employees who have achieved Retirement Eligibility on the later of the grant date or the date in which Retirement Eligibility is achieved.

Government grants: Shentel receives grants from the U.S. Government and its agencies, as well as various state governments under various programs designed to fund telecommunications operations and broadband infrastructure expansion into rural or underserved areas. The grant programs are evaluated to determine if they represent grants related to revenue or capital expenditures. Grants for revenue and operating activities are recorded as RLEC & Other revenue, which is a category within service revenue and other in the Company’s consolidated statements of operations as the services are provided. Grants for capital expenditures are recorded as a reduction to the corresponding property, plant and equipment asset balance and are recognized through a reduction in depreciation expense over the life of the corresponding asset in the Company’s consolidated statements of operations. Government grants related to revenue and operations are classified as operating cash inflows and grants for capital expenditures are classified as investing cash inflows.

The Company monitors government grants for requirements to ensure that conditions related to grants have been met and there is reasonable assurance that the Company will be able to retain the grant proceeds and to ensure that any contingencies that may arise from not meeting the conditions are appropriately recognized. See Note 15, Government Grants for additional information.

Redeemable noncontrolling interest: As discussed in Note 1, Nature of Operations, Shentel Broadband, a subsidiary of Shentel, issued 81,000 shares of Shentel Broadband’s Series A Preferred Stock in exchange for $81 million in cash. The Series A Preferred Stock has a par value of $0.01 per share. As of December 31, 2024, 100,000 shares of the Series A Preferred Stock were authorized for issuance and 81,000 shares of the Series A Preferred Stock were outstanding.

Shentel has applied the guidance in ASC 480‑10‑S99‑3A, “SEC Staff Announcement: Classification and Measurement of Redeemable Securities”, and has therefore classified the Series A Preferred Stock outside of shareholders’ equity on the Company’s consolidated balance sheets because the shares contain liquidation features that are not solely within the Company’s control. The Series A Preferred Stock was recorded at its fair value on the date of issuance, net of $1.6 million of issuance costs. The Company does not adjust the carrying value of the Series A Preferred Stock to the liquidation preference of such shares because of the uncertainty of whether or when a liquidation event would occur. Subsequent adjustments to increase the carrying value to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur. Furthermore, the Company classifies the Series A Preferred Stock as redeemable noncontrolling interest due to the fact that the Series A Preferred Stock is issued by its subsidiary, Shentel Broadband. See Note 13, Redeemable Noncontrolling Interest for additional information.

Accounting for acquisitions: The Company accounts for acquisitions by using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. Fair values are determined using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.

Segments: Shentel’s Chief Executive Officer represents the Company’s chief operating decision maker (“CODM”). The CODM regularly reviews the Company’s results to assess performance and allocates resources at a consolidated level. All of Shentel’s services are delivered through an integrated network and have similar types or classes of customers. Furthermore, the decision to allocate resources and to upgrade the Company’s service delivery over an integrated network is performed at the consolidated level. As such, management has identified one operating segment, Broadband, which is the Company’s reportable segment under this organizational and reporting structure.

New Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” (“ASU 2023-06”) which aligns the disclosure and presentation requirements of a variety of the FASB’s ASC Topics with the requirements described in the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes; these dates are unknown as of this filing. The Company is currently assessing the impact of adopting ASU 2023-06 on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. These enhanced disclosures requirements also include, but are not limited to, the requirement to disclose other segment income and expense items, the title and the position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance. The Company has adopted this ASU and has included the required disclosures within these financial statements. See Note 18, Segment Information for additional information.

In December 2023, FASB issued ASU 2023-09 “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” This accounting update requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2024. Early Adoption is permitted. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated financial statements and related disclosures. The Company does not anticipate adoption will have a material impact on the financial position, results of operations, cash flows or disclosures.

Note 3. Acquisition of Horizon

As discussed in Note 1, Nature of Operations, Shentel acquired 100% of the outstanding equity interests of Horizon on April 1, 2024.

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

(in thousands)	Amount
Current and other assets	$11,795
Property, plant and equipment	380,101
Goodwill	63,811
Intangible assets	14,249
Operating lease right-of-use assets	7,792
Other long-term assets	1,843
Total assets acquired	479,591

Current liabilities	16,164
Deferred tax liabilities	25,427
Non-current operating lease liabilities	4,706
Government grant liabilities	7,122
Other long-term liabilities	9,978
Total liabilities assumed	63,397

Net assets acquired	$416,194

The Company recorded certain measurement period adjustments to update management’s initial estimate of acquired assets and assumed liabilities based on additional information, primarily related to acquired property, plant and equipment, acquired leases and certain liabilities assumed, resulting in a decrease to goodwill of $10.8 million.

Current and other assets acquired include $6.1 million of accounts receivable, net of allowance for credit losses of $0.2 million. Intangible assets acquired primarily relate to customer relationships. Property, plant and equipment and customer relationships were primarily valued using the cost approach to determine the cost that would be incurred to replace these assets. Lease right-of-use assets were valued using an income approach to compare actual rental rates paid by the Company to current market rates to determine the degree to which the value of the right-of-use assets are above or below market value. Customer relationship assets acquired represent finite-lived intangibles which are being amortized over the assets’ useful lives, which is estimated to be ten years.

The Company has included the results of the operations of Horizon for financial reporting purposes for the period subsequent to the date of acquisition.

In connection with the acquisition, Shentel incurred integration and acquisition-related costs of $14.3 million and $2.9 million related to banking, severance, information technology, representation and warranty insurance and other similar expenses for the years ended December 31, 2024 and 2023, respectively. Included in these costs were $6.9 million of direct acquisition-related costs incurred by Shentel during the year ended December 31, 2024. These costs are recorded in restructuring, integration and acquisition expenses in the Company’s consolidated statements of operations. No such costs were incurred during the year ended December 31, 2022.

Horizon’s revenue of $47.7 million and loss before income taxes of $17.1 million for the period between April 1, 2024 and December 31, 2024 are included in Shentel’s consolidated statements of operations for the year ended December 31, 2024. The unaudited pro forma results of the Company, as if the Horizon Transaction had occurred on January 1, 2023, were as follows:

(in thousands)	2024	2023
Operating revenues	$343,928	$334,727
Loss before income taxes	$(42,964)	$(16,279)
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

Note 4. Revenue from Contracts with Customers

The Company’s revenues by activity type were as follows:

(in thousands)	2024	2023	2022
Residential & SMB - Incumbent Broadband Markets[1]	$177,485	$176,879	$175,681
Residential & SMB - Glo Fiber Expansion Markets[2]	57,907	35,103	18,293
Commercial Fiber	67,011	42,132	38,821
RLEC & Other	25,655	15,017	16,116
Service revenue and other	$328,058	$269,131	$248,911
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

(in thousands)	2024	2023	2022
Revenue from contracts with customers (ASC 606)	$322,220	$266,490	$246,783
Income from leasing arrangements (ASC 842)	5,838	2,641	2,128
Service revenue and other	$328,058	$269,131	$248,911

Income from leasing arrangements primarily relates to Shentel’s commercial fiber business. Refer to Note 9, Leases for more information.

Shentel had $27.4 million and $17.6 million of gross trade receivables from customers as of December 31, 2024 and 2023, respectively.

Contract Assets

The Company’s contract assets primarily include commissions incurred to acquire contracts with customers. The Company incurs commission expenses related to in-house sales team members and third-party vendors which are capitalized and amortized over the expected customer benefit period which is approximately six years. The Company’s current contract assets are included in prepaid expenses and other and the Company’s non-current contract assets are included in deferred charges and other assets in its consolidated balance sheets. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.

The following tables present the activity of current and non-current contract assets:

(in thousands)	2024	2023
Beginning Balance	$8,633	$8,646
Commission payments	4,857	3,138
Contract asset amortization	(3,239)	(3,151)
Ending Balance	$10,251	$8,633

Contract Liabilities

The Company’s contract liabilities include services that are billed in advance and recorded as deferred revenue, as well as installation fees that are charged upfront without transfer of commensurate goods or services to the customer. The Company’s current contract liabilities are included in advanced billings and customer deposits in its consolidated balance sheets and the Company’s non-current contract liabilities are included in other liabilities in its consolidated balance sheets. Shentel’s current contract liability balances were $12.5 million and $10.0 million as of December 31, 2024 and 2023, respectively. Shentel’s non-current contract liability balances were $9.5 million and $1.0 million as of December 31, 2024 and 2023, respectively. Shentel expects its current contract liability balances to be recognized as revenues during the twelve-month periods following the respective balance sheet dates and its non-current contract liability balances to be recognized as revenues after the twelve-month periods following the respective balance sheet dates.

No customer accounted for more than 10% of revenue for the years ended December 31, 2024, 2023, and 2022 and no customer made up more than 10% of accounts receivable at December 31, 2024 and 2023.

Note 5. Investments

Investments consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
SERP investments at fair value	$2,670	$2,290
Cost method investments	12,813	10,675
Equity method investments	226	233
Total investments	$15,709	$13,198

SERP investments at fair value: The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy.

Cost method investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $12.1 million and $10.1 million at December 31, 2024 and 2023, respectively. Shentel recognized approximately $1.7 million, $0.5 million and $0.1 million of patronage income in other income (expense) in 2024, 2023 and 2022, respectively. The Company expects that approximately 75% of the patronage distributions will be collected in cash and 25% in equity, to be paid and distributed in 2025.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	December 31, 2024	December 31, 2023
Land		$4,514	$3,671
Land improvements	10 years	3,717	4,448
Buildings and structures	10 - 45 years	52,706	42,871
Cable and fiber	12 - 30 years	1,294,689	799,612
Equipment and software	4 - 12 years	417,057	331,595
Plant in service		1,772,683	1,182,197
Plant under construction		207,428	145,623
Total property, plant and equipment		1,980,111	1,327,820
Less: accumulated depreciation and amortization		(541,573)	(477,483)
Property, plant and equipment, net		$1,438,538	$850,337

Property, plant and equipment, net increased due primarily to capital expenditures driven by the Company’s assets acquired as a result of the Horizon Transaction and Glo Fiber market expansion. The Company’s accounts payable as of December 31, 2024 and 2023 included amounts associated with capital expenditures of approximately $55.1 million and $51.1 million, respectively. Depreciation and amortization expense was $96.9 million, $62.9 million, and $65.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company disposed of fully depreciated property, plant and equipment assets, which reduced plant in service by approximately $34.2 million and $26.0 million, with a corresponding offset to accumulated depreciation and amortization, during the years ended December 31, 2024 and 2023, respectively.

In the fourth quarter of 2021, the Company ceased expansion of its Beam branded fixed wireless edge-out strategy, resulting in a phase out of operations and related assets through 2023. Consequently, Shentel recorded impairments of its Beam property, plant and equipment balances totaling $1.5 million and $4.1 million during the years ended December 31, 2023 and 2022, respectively. Shentel also recorded $7.4 million in accelerated depreciation related to these assets during the year ended December 31, 2022.

Note 7. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill	$67,055	$—	$67,055	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
FCC spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights and other	526	—	526	217	—	217
Total indefinite-lived intangibles	76,982	—	76,982	76,673	—	76,673

Finite-lived intangibles:
Subscriber relationships	42,447	(28,882)	13,565	28,425	(27,370)	1,055
Other intangibles	510	(389)	121	510	(359)	151
Total finite-lived intangibles	42,957	(29,271)	13,686	28,935	(27,729)	1,206
Total goodwill and intangible assets	$186,994	$(29,271)	$157,723	$108,852	$(27,729)	$81,123

Shentel recognized $63.8 million of goodwill, $14.0 million of subscriber relationships and $0.2 million of other intangible assets as a result of the purchase price allocation related to the Horizon Transaction. The goodwill recognized primarily consists of synergies expected from combining the operations of Horizon and Shentel and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce. None of the goodwill recognized is expected to be deductible for income tax purposes.

Amortization expense was $1.5 million, $0.5 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Our finite-lived intangible assets are amortized over the following estimated useful lives:

Estimated Useful Life
Subscriber relationships	3 - 10 years
Other intangibles	15 - 20 years

The following table summarizes expected amortization of intangible assets at December 31, 2024:

(in thousands)	Amortization of Intangible Assets

2025	$1,888
2026	1,507
2027	1,469
2028	1,421
2029	1,420
2030 and thereafter	5,981
Total	$13,686

Note 8.    Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	December 31, 2024	December 31, 2023
Prepaid maintenance expenses	$7,437	$5,157
Broadband contract acquisition costs	3,165	2,675
Interest rate swaps	1,766	1,443
Other	4,914	2,507
Prepaid expenses and other	$17,282	$11,782

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	December 31, 2024	December 31, 2023
Broadband contract acquisition costs	$7,086	$5,958
Interest rate swaps	721	798
Prepaid expenses and other	6,428	4,805
Deferred charges and other assets	$14,235	$11,561

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	December 31, 2024	December 31, 2023
Accrued programming costs	$4,227	$3,209
Other current liabilities	7,873	4,538
Accrued liabilities and other	$12,100	$7,747

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	December 31, 2024	December 31, 2023
Noncurrent portion of deferred revenue	$26,809	$14,670
Noncurrent portion of finance leases	1,567	1,395
Other	5,149	847
Other liabilities	$33,525	$16,912

Implementation Activities

During 2024, as a result of the Horizon Transaction, we implemented an integration plan in which certain employees were notified their positions were being eliminated. Shentel incurred $2.9 million in severance expense, included in restructuring, integration and acquisition expense in the consolidated statements of operations, and made $2.1 million in severance payments for the year ended December 31, 2024.

Note 9. Leases

The Company leases various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Years Ended December 31,
(in thousands)		2024	2023	2022
Finance lease cost
Amortization of leased assets	Depreciation	$665	$477	$477
Interest on lease liabilities	Interest expense	95	78	83
Operating lease cost	Operating expense[1]	4,316	3,054	3,302
Lease cost		$5,076	$3,609	$3,862
_________________________________________
(1)Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities at December 31, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
2025	$3,810	$416	$4,226
2026	2,884	400	3,284
2027	1,991	203	2,194
2028	1,677	158	1,835
2029	1,327	160	1,487
2030 and thereafter	7,054	1,041	8,095
Total lease payments	18,743	2,378	21,121
Less: interest	(4,889)	(484)	(5,373)
Present value of lease liabilities	$13,854	$1,894	$15,748

	December 31, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term (years)	8.5	7.1
Weighted average discount rate	6.1%	5.0%
Finance leases
Weighted average remaining lease term (years)	9.0	12.3
Weighted average discount rate	5.3%	5.2%

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for operating lease liabilities	$4,480	$3,218	$3,042
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	$2,250	$1,968	$1,351

The Company recognized $5.8 million, $2.6 million and $2.1 million of operating lease revenue for the years ended December 31, 2024, 2023 and 2022, respectively, related to the dedicated fiber optic strands that we lease to our customers, which is included in service revenue and other in the consolidated statements of operations. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our contractual minimum rental receipts expected under the lease agreements in place at December 31, 2024:

(in thousands)	Operating Leases
2025	$4,486
2026	3,833
2027	3,395
2028	3,180
2029	2,880
2030 and thereafter	17,288
Total	$35,061

Note 10. Debt

Shentel Broadband Operations LLC, an indirect wholly owned subsidiary of Shentel, has a credit agreement which contains (i) a $150 million revolving credit facility (the “Revolver”) and $525 million in delayed draw amortizing term loans (the “Term Loans” and collectively with Revolver, the “Credit Agreement”). As of December 31, 2024, the availability under our Revolver and the Term Loans was $243.0 million. The following loans were outstanding under the Credit Agreement:

(in thousands)	December 31, 2024	December 31, 2023
Term loan A-1	$144,451	$150,000
Term loan A-2	148,506	150,000
Term loan A-3	125,000	—
Total debt	417,957	300,000
Less: unamortized loan fees	(1,078)	(101)
Total debt, net of unamortized loan fees	$416,879	$299,899

The Term Loans bear interest at one-month term SOFR plus a margin. The margin is variable and determined by the Company’s net leverage ratio. Interest is paid monthly. The weighted-average interest rate was 6.42% for the Term Loans at December 31, 2024.

Shentel is charged commitment fees on unutilized portions of its Revolver and Term Loans. The Company recorded $0.9 million, $0.5 million and $0.7 million related to these fees for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in interest expense in the consolidated statements of operations.

Interest expense recorded in Shentel’s consolidated statements of operations consisted of the following for the years ended:

(in thousands)	2024	2023	2022
Interest expense	$24,415	$9,633	$2,241
Less: capitalized interest	(8,518)	(5,421)	(664)
Interest expense, net of capitalized interest	$15,897	$4,212	$1,577

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance. Term Loan A-1 matures on July 1, 2026 and both Term Loan A-2 and Term Loan A-3 mature on July 1, 2028.

The following table summarizes the expected payments of Shentel’s outstanding borrowings as of December 31, 2024:

(in thousands)	Amount
2025	$9,504
2026	140,063
2027	6,294
2028	262,096
Total	$417,957

Shentel has not made any borrowings under its Revolver as of December 31, 2024. In the event borrowings are made in the future, the entire outstanding principal amount borrowed is due June 30, 2026.

Although no borrowings have been executed under the Revolver, Shentel has executed letter of credit arrangements totaling $7.0 million that reduce the available balance of the Revolver. The letter of credit arrangements were executed primarily pursuant to the requirements of the National Telecommunications and Information government grant program, discussed further in Note 15, Government Grants. These amounts are not considered borrowed, as no cash has been disbursed to Shentel or other parties.

The Credit Agreement is fully secured by a pledge and unconditional guarantee from the Company and all of its subsidiaries, except Shenandoah Telephone Company. This provides the lenders a security interest in substantially all of the assets of the Company.

Note 11. Derivatives and Hedging

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

The table below presents the fair value of the Swaps as well as their classification in the consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	December 31, 2024	December 31, 2023
Balance sheet line items containing derivative financial instruments:
Prepaid expenses and other	$1,766	$1,443
Deferred charges and other assets	721	798
Total fair value of derivatives designated as hedging instruments	$2,487	$2,241

The table below summarizes changes in accumulated other comprehensive income by component:

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance as of December 31, 2023	$2,241	$(573)	$1,668
Net change in unrealized gain	2,420	(570)	1,850
Amounts reclassified to interest expense	(2,174)	509	(1,665)
Net current period other comprehensive income (loss)	246	(61)	185
Balance as of December 31, 2024	$2,487	$(634)	$1,853

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance as of December 31, 2022	$—	$—	$—
Net change in unrealized gain	2,241	(573)	1,668
Balance as of December 31, 2023	$2,241	$(573)	$1,668

Note 12. Income Taxes

The Company files a consolidated U.S. federal income tax return and various state income tax returns. The provision for the federal and state income taxes attributable to (loss) income from continuing operations consisted of the following components:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current expense (benefit)
Federal taxes	$—	$(2,707)	$(1,406)
State taxes	89	(680)	(363)
Total current provision	89	(3,387)	(1,769)
Deferred (benefit) expense
Federal taxes	(5,238)	4,564	(1,062)
State taxes	(4,521)	(676)	(569)
Total deferred (benefit) expense	(9,759)	3,888	(1,631)
Income tax (benefit) expense	$(9,670)	$501	$(3,400)
Effective tax rate	25.4%	33.0%	18.1%

A reconciliation of income tax (benefit) expense determined by applying the federal and state tax rates to (loss) income from continuing operations before income taxes is as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Expected tax (benefit) expense at federal statutory	$(7,986)	$319	$(3,952)
State income tax (benefit) expense, net of federal tax effect	(3,159)	268	(802)
Revaluation of deferred tax liabilities	—	(1,373)	—
Excess tax deficiency from share-based compensation and other expense, net	1,475	764	735
Valuation allowance	—	523	619
Income tax (benefit) expense	$(9,670)	$501	$(3,400)

The change in effective tax rate between 2024 and 2023 was primarily a result of a valuation allowance in 2023.

The Company received $1.3 million and $25.6 million in cash refunds for income taxes for the years ended December 31, 2024 and 2023, respectively. The Company received no cash refunds for the year ended December 31, 2022. The Company’s paid $8.4 million, $0.1 million, and $0.1 million in income taxes for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply in the year of reversal or settlement and arise from temporary differences between the US GAAP and tax bases of the following assets and liabilities:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$64,599	$59,814
Business interest limitation carryforwards	11,669	2,290
Accruals and stock-based compensation	5,274	4,075
Leases	4,399	14,208
Other	12,020	8,995
Total gross deferred tax assets	97,961	89,382
Less valuation allowance	—	(523)
Net deferred tax assets	97,961	88,859

Deferred tax liabilities:
Property, plant and equipment	239,180	146,302
Intangible assets	17,866	13,837
Leases	5,356	13,616
Prepaid assets and other	3,275	3,251
Total gross deferred tax liabilities	265,677	177,006
Net deferred tax liabilities	$167,716	$88,147

The Company has a deferred tax asset of $64.6 million related to federal and various state net operating losses. As of December 31, 2024, the Company had approximately $295.6 million of federal net operating losses, including approximately $284.3 million of federal net operating losses generated after 2017. Federal net operating losses generated prior to 2018 expire through 2034. The Horizon federal net operating losses are subject to limitations under Section 382 of the Code. The Company also had approximately $51.6 million of state net operating losses, most of which can be carried forward indefinitely. The Company’s income tax expense (benefit) for the years ended December 31, 2023 and 2022 included tax expense of $0.5 million and $0.6 million, respectively, for the valuation allowance on deferred tax assets related to federal net operating losses expected to expire unused. The Company recorded no valuation allowances for the year ended December 31, 2024.

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits.

The Company’s returns are generally open to examination from 2021 forward. The net operating losses acquired from nTelos are open to examination from 2005 forward and the net operating losses acquired from Horizon are open to examination from 2013 forward. The Company is currently involved in one state income tax audit and no federal income tax audits as of December 31, 2024.

Note 13. Redeemable Noncontrolling Interest

As discussed in Note 1, Nature of Operations, the Company must pay either a cash or PIK Dividend related to the Series A Preferred Stock on a quarterly basis. The Company paid two PIK Dividends during the year ended December 31, 2024, resulting in a $3.1 million increase in the liquidation preference of the Series A Preferred Stock resulting in a liquidation preference of $84.1 million as of December 31, 2024.

The Series A Preferred Stock also participates in dividends paid to common shareholders on an “as-converted” basis. As such, the Company paid $0.3 million in participating dividends to the Series A Preferred Stock shareholder during the year ended December 31, 2024.

As described in Note 1, Nature of Operations, the Series A Preferred Stock is exchangeable at the option of the Investor or Shentel in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share. As of December 31, 2024, the Series A Preferred Stock was exchangeable for 3,432,006 shares of Common Stock.

Note 14. Stock Compensation and Earnings per Share

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) allowed for the grant of equity based incentive compensation to all employees. The 2014 Plan authorized grants of up to an additional 4,200,000 shares over a ten-year period beginning in 2014. The 2014 Plan expired on February 18, 2024 and the Company’s Board of Directors approved the resolution to adopt the 2024 Equity Incentive Plan (the “2024 Plan”) on February 13, 2024, to be effective on March 1, 2024. The 2024 Plan was approved by the Company’s shareholders at the 2024 Annual Shareholder Meeting. The 2024 Plan authorizes grants of up to an additional 3,000,000 shares over a ten-year period. Under the 2014 Plan and the 2024 Plan, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights and other forms of equity based compensation. As of December 31, 2024, the only forms of stock awards outstanding are restricted stock units (“RSUs”) and Relative Total Shareholder Return RSUs (“RTSRs”) and there were 2,917,122 shares available for future issuance under the 2024 Plan.

The Company’s RSUs generally have service conditions only or performance and service conditions with vesting periods ranging from one year for directors to five years for employees. RSUs that have both performance and service conditions are referred to as performance stock units (“PSUs”). The actual number of shares to be issued upon PSU performance measurement can range from 0% to 100% of the awards granted.

RTSRs vest approximately three years from the grant date. The performance condition applied to the RTSR awards is based upon the Company’s stock performance compared to a group of peer companies. The actual number of shares to be issued upon RTSRs performance measurement can range from 0% to 150% of the awards granted.

Activity related to the Company’s equity compensation, which includes the Company’s RSUs and PSUs, was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2021	337	$28.46
Granted	518	$21.56
Vested	(153)	$27.50
Forfeited	(53)	$25.89
Outstanding awards, December 31, 2022	649	$23.39
Granted	385	$19.05
Vested	(200)	$25.01
Forfeited	(9)	$21.67
Outstanding awards, December 31, 2023	825	$21.16
Granted	403	$20.22
Vested	(308)	$21.74
Forfeited	(45)	$19.44
Outstanding awards, December 31, 2024	875	$20.63

The total fair value of RSUs vested was $5.8 million during the year ended December 31, 2024.

Activity related to the Company’s RTSRs was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2021	154	$34.69
Granted	100	$23.83
Vested	(46)	$33.83
Forfeited	(6)	$36.28
Outstanding awards, December 31, 2022	202	$29.46
Granted	134	$23.64
Vested	(30)	$36.27
Forfeited	(13)	$36.27
Outstanding awards, December 31, 2023	293	$25.80
Granted	136	$22.30
Vested	(32)	$34.05
Forfeited	(138)	$25.74
Outstanding awards, December 31, 2024	259	$22.96

The total fair value of RTSRs vested was $0.5 million during the year ended December 31, 2024.

Stock-based compensation expense was as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Stock compensation expense	$10,651	$10,823	$9,142
Capitalized stock compensation	(814)	(790)	(614)
Stock compensation expense, net	$9,837	$10,033	$8,528

As of December 31, 2024, there was $7.3 million of total unrecognized compensation cost related to non-vested incentive awards which is expected to be recognized over weighted average period of 2.1 years.

The following table indicates the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Calculation of net income (loss) per share:
(Loss) income from continuing operations	$(28,357)	$1,016	$(15,418)
Income from discontinued operations, net of tax	222,174	7,022	7,039
Net income (loss)	$193,817	$8,038	$(8,379)

Amounts attributable to common shareholders
(Loss) income from continuing operations	$(31,786)	$1,016	$(15,418)
Income from discontinued operations, net of tax	222,174	7,022	7,039
Net income (loss) attributable to common shareholders	$190,388	$8,038	$(8,379)

Basic weighted average shares outstanding	53,722	50,396	50,155

Per share amounts attributable to common shareholders
Basic net (loss) income per share - continuing operations	$(0.59)	$0.02	$(0.31)
Basic net income per share - discontinued operations	4.13	0.14	0.14
Basic net income (loss) per share	$3.54	$0.16	$(0.17)

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	53,722	50,396	50,155
Effect from dilutive shares and options outstanding	—	319	—
Diluted weighted average shares outstanding	53,722	50,715	50,155

Diluted net (loss) income per share - continuing operations	$(0.59)	$0.02	$(0.31)
Diluted net income per share - discontinued operations	4.13	0.14	0.14
Diluted net income (loss) per share	$3.54	$0.16	$(0.17)
The Company applies the two-class method when computing net income (loss) per share attributable to common shareholders as the Company has issued preferred stock that meets the definition of a participating security. The Company considers Series A Preferred Stock to be a participating security as the holders are entitled to receive cumulative dividends.

The Company determines the dilutive impact of equity awards and the Series A Preferred Stock (on an as-converted basis) by applying the treasury stock method and the if-converted method, respectively. There were approximately 325,000 and 365,000 potentially dilutive equity awards for the years ended December 31, 2024 and 2022, respectively; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's loss from continuing operations for the periods. There were also approximately 3,432,000 potentially dilutive shares related to the Series A Preferred Stock (on an as-converted basis) for the year ended December 31, 2024; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company’s loss from continuing operations for the periods. There were approximately 117,000 anti-dilutive awards outstanding for the years ended December 31, 2023.

Note 15. Government Grants

Beginning in 2021, Shentel commenced negotiations with various governmental entities to receive awards under broadband infrastructure grant programs to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences in the partnering counties in Virginia, Maryland, West Virginia and Ohio.

To receive such grant distributions, the Company entered into agreements with each partnering county in Virginia, Maryland, West Virginia and Ohio. These agreements outline certain build-out milestones. The network is required to meet certain performance conditions to ensure that minimum download and upload speeds are able to be provided to the unserved residences.

Shentel has been granted approximately $149.8 million in commitments under these grant programs. As of December 31, 2024, Shentel has $110.6 million of remaining available grant funding.

As discussed in Note 2, Summary of Significant Accounting Policies, government assistance that is used to fund capital expenditures is recorded as a reduction to property, plant and equipment. Given the primary purpose of the programs listed above is to fund build-out of the Company’s broadband network, amounts recognized under these programs are recorded as a reduction to the related property, plant and equipment and cash receipts are presented as cash flows from investing activities in the Company’s consolidated statements of cash flows. The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $19.2 million and $1.9 million in cash reimbursements during the year ended December 31, 2024 and 2023, respectively, and had recorded approximately $0.3 million and $1.9 million in accounts receivable as of December 31, 2024 and 2023, respectively. The Company did not recognize any amounts under these programs during the year ended December 31, 2022.

Prior to the Horizon Transaction, Horizon entered into agreements with the Department of Development in Ohio under the state’s Ohio Residential Broadband Expansion program. As part of these agreements, Horizon committed to expand its broadband network resulting in total project costs of $57.4 million, with government matching grants totaling $30.1 million. Approximately $18.0 million of the grant was paid to Horizon up-front, while the remainder will be paid upon the achievement of specified milestones. Shentel assumed these agreements as a result of the Horizon Transaction and is therefore obligated under these programs to continue the build-out of this network. If Shentel fails to complete the build-out, Shentel may be required to repay a portion or all of the grant that Horizon received prior to the acquisition. Consequently, the portion of the up-front grant payment associated with unfulfilled obligations is recorded in other liabilities in the Company’s consolidated balance sheets. Consistent with Shentel’s existing policy for accounting for government grants, the Company reclassifies amounts from other liabilities to reduce the related property, plant and equipment as the Company fulfills its obligations under this grant program. As of December 31, 2024, $3.7 million of this liability remained in other liabilities.

Note 16. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 9, Leases. We also have outstanding unconditional purchase commitments to procure programming, marketing services and IT software licenses through 2027. For the years ended December 31, 2024, 2023 and 2022 we paid $6.1 million, $4.6 million and $5.2 million, respectively, for the programming, marketing and IT software license purchase commitments. The Company is obligated to make the following future minimum payments under the non-cancelable terms of these commitments as of December 31, 2024:

(in thousands)	Purchase Commitments
2025	$5,809
2026	4,364
2027	1,282
Total	$11,455

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

Note 17. Discontinued Operations

As discussed in Note 1, Nature of Operations above, the Tower Transaction represented a strategic shift in the Company’s business and the Tower Portfolio has been reclassified as a discontinued operation. As a result, for all periods presented, the assets and liabilities that transferred in the Tower Transaction disposal group are presented as held for sale in the Company’s consolidated balance sheets, and operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our consolidated statements of operations and consolidated statements of cash flows.

The carrying amounts of the major classes of assets and liabilities, classified as held for sale in the consolidated balance sheets, were as follows:

(in thousands)	December 31, 2023
ASSETS
Property, plant and equipment, net	$29,162
Operating lease right-of-use assets	37,616
Deferred charges and other assets	2,137
Noncurrent assets held for sale	$68,915

LIABILITIES
Accrued liabilities and other current liabilities	$3,602
Current liabilities held for sale	$3,602

Asset retirement obligations	$9,516
Non-current operating lease liabilities	41,173
Other liabilities	3,524
Noncurrent liabilities held for sale	$54,213

Income from discontinued operations, net of tax in the consolidated statements of operations consisted of the following for December 31, 2024, 2023 and 2022:

(in thousands)	2024	2023	2022
Service revenue and other	$4,542	$18,635	$18,919
Operating expenses:
Cost of services	1,059	5,625	5,712
Selling, general and administrative	572	1,412	1,279
Depreciation and amortization	222	2,104	2,416
Total operating expenses	1,853	9,141	9,407
Operating income	2,689	9,494	9,512
Other income:
Gain on sale of disposition of Tower Portfolio	294,250	—	—
Other expense	(81)	—	—
Income before income taxes	296,858	9,494	9,512
Income tax expense	74,684	2,472	2,473
Income from discontinued operations, net of tax	$222,174	$7,022	$7,039

Consummation of the sale triggered the recognition of approximately $4.4 million of incremental transaction costs during the year ended December 31, 2024, for contingent deal advisory fees and legal expenses, which are netted against the gain on sale of disposition of Tower Portfolio.

Note 18. Segment Information

The Company operates as one segment. The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance at a consolidated level and decides how to allocate resources based on Adjusted EBITDA from continuing operations.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses (loss) income from continuing operations and Adjusted EBITDA to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the operations of the Company or for other purposes, such as for acquisitions or to pay dividends.

Adjusted EBITDA is used to monitor budget versus actual results. The CODM also uses Adjusted EBITDA to analyze the Company’s growth by monitoring current results versus prior year results. The analyses are used in assessing performance of the Company and in establishing management’s compensation.

Adjusted EBITDA is a non-GAAP financial measure. The Company defines Adjusted EBITDA as (loss) income from continuing operations calculated in accordance with GAAP, adjusted for the impact of depreciation and amortization, impairment expense, other income (expense), net, interest income, interest expense, income tax expense (benefit), stock compensation expense, transaction costs related to acquisition and disposition events (including professional advisory fees, integration costs, and related compensatory matters), restructuring expense, tax on equity award vesting and exercise events, and other non-comparable items. The Company believes that the exclusion of the expense and income items eliminated in calculating Adjusted EBITDA provides management and investors a useful measure for period-to-period comparisons of the Company’s core operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to the Company’s ongoing operations. Accordingly, the Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating the Company’s operating results.

The following table summarizes the Company’s revenue, (loss) income from continuing operations, Adjusted EBITDA and significant expenses:

(in thousand)	2024	2023	2022
Service revenue and other	$328,058	$269,131	$248,911
Significant expenses and other items:
Cost of services exclusive of depreciation and amortization	128,112	100,850	102,279
Selling, general and administrative exclusive of stock-based compensation	105,356	89,271	82,585
Adjusted EBITDA	94,590	79,010	64,047
Stock-based compensation expense, net of amount capitalized	9,837	10,033	8,528
Restructuring, integration and acquisition	14,509	2,915	1,251
Impairment expense	382	2,552	5,241
Depreciation and amortization	98,453	63,368	66,483
Interest expense	15,897	4,212	1,577
Other benefit items	(6,461)	(5,587)	(215)
Income tax (benefit) expense	(9,670)	501	(3,400)
(Loss) income from continuing operations	$(28,357)	$1,016	$(15,418)

Other benefit items included in (loss) income from continuing operations interest income, patronage income and benefit plan gains.

Exhibits Index

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated October 24, 2023, by and among Shenandoah Telecommunications Company, Fox Merger Sub I Inc., Fox Merger Sub II LLC, Horizon Acquisition Parent LLC, Novacap TMT V, L.P. and the Sellers set forth on the signature pages thereto (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023).

2.2
Investment Agreement, dated October 24, 2023, by and among Shenandoah Telecommunications Company, Shentel Broadband Holding Inc., ECP Fiber Holdings, LP and, solely for the limited purposes specified therein, Hill City Holdings, LP (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 26, 2023).

2.3***
Purchase and Sale Agreement, dated February 29, 2024, by and among Shenandoah Mobile, LLC and Vertical Bridge Holdco, LLC (incorporated by reference to Exhibit 10.1 to Shentel’s Current Report on Form 8-K filed March 1, 2024).

2.4***
Amendment No. 1 to Purchase and Sale Agreement, dated March 29, 2024, by and among Shenandoah Mobile, LLC and Vertical Bridge Holdco, LLC (incorporated by reference to Exhibit 2.2 to Shentel’s Current Report on Form 8-K filed March 29, 2024).

2.5***
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

3.2
Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective April 30, 2024 (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 1, 2024).

4.1*	Description of the Company’s Common Stock Registered Under Section 12 of the Exchange Act of 1934.

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

10.1	Supplemental Executive Retirement Plan as amended and restated (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on March 23, 2007).

10.2
Credit Agreement, dated July 1, 2021, by and among Shenandoah Telecommunications Company, certain of its subsidiaries as guarantors, CoBank ACB, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021).

10.3*
Amendment No. 1 to Credit Agreement, dated May 17, 2023, among Shenandoah Telecommunications Company, certain of its subsidiaries, CoBank ACB, as administrative agent, and the other lenders party thereto.

10.4
Consent and Amendment No. 2 to Credit Agreement, dated October 24, 2023, by and among Shenandoah Telecommunications Company, certain of its subsidiaries, CoBank ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023).

10.5***
Amendment No. 3 to Credit Agreement, dated April 1, 2024, by and among Shenandoah Telecommunications Company, certain of its subsidiaries, CoBank ACB, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to Shentel’s Current Report on Form 8-K filed April 1, 2024).

10.6
Commitment Letter, dated October 24, 2023, by and among Shenandoah Telecommunications Company, certain of its subsidiaries, CoBank ACB, Citizens Bank, N.A., Bank of America, N.A. and Fifth Third Bank, National Association. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 26, 2023).

10.7***
Investor Rights Agreement, dated April 1, 2024, between Shenandoah Telecommunications Company and LIF Vista, LLC (incorporated by reference to Exhibit 10.2 to Shentel’s Current Report on Form 8-K filed April 1, 2024).

10.8***
Registration Rights Agreement, dated April 1, 2024, by and among Shenandoah Telecommunications Company, ECP Fiber Holdings, LP and, solely for the limited purposes specified therein, Hill City Holdings, LP (incorporated by reference to Exhibit 10.3 to Shentel’s Current Report on Form 8-K filed April 1, 2024).

10.9
Form of Restricted Stock Unit Award for Executives under the 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 22, 2023).

10.11
Form of RTSR Performance Share Unit Award for Executives under the 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on February 22, 2023).

10.12	Form of Strategic Retention Performance Share Unit Award (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).

10.13	2024 Equity Incentive Plan (incorporated by reference from Appendix II to the Company’s Definitive Proxy Statement filed on March 14, 2024 (No. 333-279106)).

10.14*	Form of Restricted Stock Unit Award for Executives under the 2024 Equity Incentive Plan.

10.15*	Form of RTSR Performance Share Unit Award for Executives under the 2024 Equity Incentive Plan.

10.16*	Form of Strategic Retention Performance Share Unit Award under the 2024 Equity Incentive Plan.

10.19	Form of Severance Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2020).

19*	Insider trading policies and procedures

21*	List of Subsidiaries.

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

97.1*	Shenandoah Telecommunications Company Incentive Award Recoupment Policy.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data filing because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

February 20, 2025	/s/ CHRISTOPHER E. FRENCH
Christopher E. French, President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
February 20, 2025	Director (Principal Executive Officer)
Christopher E. French

/s/JAMES J. VOLK	Senior Vice President – Chief Financial Officer
February 20, 2025	(Principal Financial and Accounting Officer)
James J. Volk

/s/VICTOR C. BARNES	Director
February 20, 2025
Victor C. Barnes

/s/THOMAS A. BECKETT	Director
February 20, 2025
Thomas A. Beckett

/s/MATTHEW S. DENICHILO	Director
February 20, 2025
Matthew S. DeNichilo

/s/JAMES F. DIMOLA	Director
February 20, 2025
James F. DiMola

/s/TRACY FITZSIMMONS	Director
February 20, 2025
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
February 20, 2025
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
February 20, 2025
Richard L. Koontz, Jr.

/s/KENNETH L. QUAGLIO	Director
February 20, 2025
Kenneth L. Quaglio

/s/MICHAEL A. RHYMES	Director
February 20, 2025
Michael A. Rhymes

/s/LEIGH ANN SCHULTZ	Director
February 20, 2025
Leigh Ann Schultz