Form 10-Q
period 2025-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2025-04-30
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	54,857,145
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on April 24, 2025)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$87,547	$46,272
Accounts receivable, net of allowance for credit losses of $988 and $1,156, respectively	29,749	29,722
Income taxes receivable	1,080	1,244
Prepaid expenses and other	16,088	17,282
Total current assets	134,464	94,520
Investments	15,534	15,709
Property, plant and equipment, net	1,483,796	1,438,538
Goodwill and intangible assets, net	157,275	157,723
Operating lease right-of-use assets	19,834	19,548
Deferred charges and other assets	14,550	14,235
Total assets	$1,825,453	$1,740,273
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$10,348	$9,204
Accounts payable	59,266	57,820
Advanced billings and customer deposits	16,432	16,104
Accrued compensation	11,172	16,283
Current operating lease liabilities	3,060	3,060
Accrued liabilities and other	11,716	12,100
Total current liabilities	111,994	114,571
Long-term debt, less current maturities, net of unamortized loan fees	504,199	407,675
Other long-term liabilities:
Deferred income taxes	166,397	167,716
Benefit plan obligations	4,864	4,945
Non-current operating lease liabilities	10,945	10,794
Other liabilities	32,645	33,525
Total other long-term liabilities	214,851	216,980
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable noncontrolling interest	83,936	82,464
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 54,857 and 54,605 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	150,857	147,733
Retained earnings	758,393	768,997
Accumulated other comprehensive income, net of taxes	1,223	1,853
Total shareholders’ equity	910,473	918,583
Total liabilities, temporary equity and shareholders’ equity	$1,825,453	$1,740,273
See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)	Three Months Ended March 31,
	2025	2024
Service revenue and other	$87,898	$69,248
Operating expenses:
Cost of services exclusive of depreciation and amortization	33,030	25,985
Selling, general and administrative	30,992	27,978
Restructuring, integration and acquisition	510	618
Depreciation and amortization	29,458	17,443
Total operating expenses	93,990	72,024
Operating loss	(6,092)	(2,776)
Other (expense) income:
Interest expense	(4,892)	(4,076)
Other income, net	733	1,736
Loss from continuing operations before income taxes	(10,251)	(5,116)
Income tax benefit	(1,119)	(1,026)
Loss from continuing operations	(9,132)	(4,090)
Discontinued operations:
Income from discontinued operations, net of tax	—	1,981
Gain on the sale of discontinued operations, net of tax	—	216,805
Total income from discontinued operations, net of tax	—	218,786
Net (loss) income	(9,132)	214,696
Dividends on redeemable noncontrolling interest	1,472	—
Net (loss) income attributable to common shareholders	$(10,604)	$214,696

Net (loss) income per share attributable to common shareholders, basic and diluted:
Loss from continuing operations	$(0.19)	$(0.08)
Income from discontinued operations, net of tax	—	4.33
Net (loss) income per share	$(0.19)	$4.25

Weighted average shares outstanding	54,959	50,520

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(9,132)	$214,696
Other comprehensive income:
Net change in unrealized (loss) gain	(222)	1,594
Amounts reclassified to interest expense	(408)	—
Comprehensive (loss) income	(9,762)	216,290
Dividends on redeemable noncontrolling interest	1,472	—
Comprehensive (loss) income attributable to common shareholders	$(11,234)	$216,290

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND SHAREHOLDERS' EQUITY
(in thousands)

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2024	81	$82,464	54,605	$147,733	$768,997	$1,853	$918,583
Net loss	—	—	—	—	(9,132)	—	(9,132)
Unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	(222)	(222)
Amounts reclassified from accumulated other comprehensive income to interest expense	—	—	—	—	—	(408)	(408)
Stock-based compensation	—	—	318	3,897	—	—	3,897
Common stock issued	—	—	1	14	—	—	14
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(67)	(787)	—	—	(787)
Preferred stock dividends - paid in kind	—	1,472	—	—	(1,472)	—	(1,472)
Balance, March 31, 2025	81	$83,936	54,857	$150,857	$758,393	$1,223	$910,473

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2023	—	$—	50,272	$66,933	$584,069	$1,668	$652,670
Net income	—	—	—	—	214,696	—	214,696
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	1,594	1,594
Stock-based compensation	—	—	248	4,135	—	—	4,135
Common stock issued	—	—	—	4	—	—	4
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(73)	(1,456)	—	—	(1,456)
Balance, March 31, 2024	—	$—	50,447	$69,616	$798,765	$3,262	$871,643

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(9,132)	$214,696
Income from discontinued operations, net of tax	—	218,786
Loss from continuing operations	(9,132)	(4,090)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,984	17,320
Amortization of intangible assets	474	123
Stock-based compensation expense, net of amount capitalized	3,717	3,966
Deferred income taxes	(1,119)	(1,026)
Provision for credit losses	288	756
Other, net	480	(184)
Changes in assets and liabilities
Accounts receivable	2,490	1,726
Current income taxes	164	—
Operating lease assets and liabilities, net	(135)	75
Other assets	(682)	(4,495)
Accounts payable	992	(38)
Other deferrals and accruals	(5,997)	(1,218)
Net cash provided by operating activities - continuing operations	20,524	12,915
Net cash provided by operating activities - discontinued operations	—	2,243
Net cash provided by operating activities	20,524	15,158

Cash flows from investing activities:
Capital expenditures	(83,236)	(70,053)
Government grants received	6,929	2,710
Proceeds from sale of assets and other	47	—
Net cash used in investing activities - continuing operations	(76,260)	(67,343)
Net cash provided by investing activities - discontinued operations	—	305,827
Net cash (used in) provided by investing activities	(76,260)	238,484

Cash flows from financing activities:
Proceeds from credit facility borrowings	100,000	—
Principal payments on long-term debt	(2,178)	(1,312)
Taxes paid for equity award issuances	(787)	(1,456)
Payments for financing arrangements and other	(24)	(394)
Net cash provided by (used in) financing activities	97,011	(3,162)
Net increase in cash and cash equivalents	41,275	250,480
Cash and cash equivalents, beginning of period	46,272	139,255
Cash and cash equivalents, end of period	$87,547	$389,735

Supplemental Disclosures of Cash Flow Information
Interest paid, net of amounts capitalized	$(4,262)	$(3,955)
Income tax refunds received	$164	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis we evaluate estimates and assumptions, including, but not limited to, revenue recognition, stock-based compensation, estimated useful lives of assets, impairment of goodwill and indefinite-lived intangible assets, intangible assets subject to amortization, the computation of income taxes and the fair value of interest rate swaps. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

There have been no material developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s unaudited condensed consolidated financial statements and note disclosures from those disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024, that would be expected to impact the Company.

Note 2. Acquisition of Horizon
On April 1, 2024 (the “Closing Date”), Shentel completed the acquisition of Horizon, pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, the sellers set forth on the signature pages thereto (each, a “Seller” and collectively, the “Sellers”) and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024, the “Merger Agreement”).

The total purchase price used to apply the acquisition method of accounting was $416.2 million, which consisted of $349.4 million of cash consideration paid and $71.8 million of common stock, representing the fair value of 4,100,375 shares of Shentel’s common stock issued to a selling shareholder of Horizon. In accordance with Accounting Standards Codification (ASC) 805, “Business Combinations,” the allocation of the consideration value was subject to adjustment until the Company completed its analysis, in a period of time, but not to exceed one year after the date of acquisition, or April 1, 2025, in order to provide the Company with the time to complete the valuation of its assets and liabilities. As of April 1, 2025, the Company has completed and finalized its analysis and allocation of the consideration value to assets acquired and liabilities assumed.

In connection with the acquisition, Shentel incurred integration and acquisition-related costs of $0.6 million and $0.4 million related to severance, legal, banking, information technology, and representation and warranty insurance and other similar expenses for the three months ended March 31, 2025 and 2024, respectively. These costs are recorded in restructuring, integration and acquisition expenses in the Company’s unaudited condensed consolidated statements of operations.

The Company has included the results of the operations of Horizon for financial reporting purposes for the period subsequent to the date of acquisition. The unaudited pro forma operating revenues and loss before income taxes of the Company for the three months ended March 31, 2024, as if the Horizon Transaction had occurred at the beginning of the period, were $85.1 million and $10.1 million, respectively. The pro forma results are based upon estimated valuations of the assets acquired and liabilities assumed as well as preliminary estimates of depreciation and amortization charges thereon. Other pro forma adjustments include the following:

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

Note 3. Revenue from Contracts with Customers
The Company’s revenues by activity type were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Residential & SMB - Incumbent Broadband Markets[1]	$43,359	$43,809
Residential & SMB - Glo Fiber Expansion Markets[2]	18,444	12,118
Commercial Fiber	19,612	9,938
RLEC & Other	6,483	3,383
Service revenue and other	$87,898	$69,248
_______________________________________________________
1.Revenue from residential and small and medium business (“SMB”) customers in Incumbent Broadband Markets is primarily earned through the Company’s provision of data, video and voice services over primarily hybrid fiber coaxial cable and to a lesser extent fiber to the home (“FTTH”) networks in incumbent markets.
2.Revenue from residential and SMB customers in Glo Fiber Expansion Markets is primarily earned through the Company’s provision of data, video and voice services over FTTH networks in new greenfield expansion markets.

Shentel updated the presentation of certain Residential & SMB - Incumbent Broadband Markets and Commercial Fiber revenues in the prior year to conform with changes in how management views these lines of business.

Shentel had $22.2 million and $27.4 million of gross trade receivables from customers as of March 31, 2025 and December 31, 2024, respectively.

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

The following tables present the activity of current and non-current contract assets:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning Balance	$10,251	$8,633
Commission payments	1,755	851
Contract asset amortization	(897)	(717)
Ending Balance	$11,109	$8,767

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

Shentel’s current contract liability balances were $12.7 million and $12.5 million at March 31, 2025 and December 31, 2024, respectively. Shentel’s non-current contract liability balances were $10.0 million and $9.5 million as of March 31, 2025 and December 31, 2024, respectively. Shentel expects its current contract liability balances to be recognized as revenues during the twelve-month periods following the respective balance sheet dates and its non-current contract liability balances to be recognized as revenues after the twelve-month periods following the respective balance sheet dates.

Note 4. Investments

Investments consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
SERP investments at fair value	$2,570	$2,670
Cost method investments	12,738	12,813
Equity method investments	226	226
Total investments	$15,534	$15,709

SERP investments at fair value: The fair value of the SERP investments is based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy.

Cost method investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $12.0 million and $12.1 million at March 31, 2025 and December 31, 2024, respectively. Shentel recognized approximately $0.7 million and $0.3 million of patronage income in other income, net for the three months ended March 31, 2025 and 2024, respectively. The Company expects that approximately 75% of the patronage distributions will be collected in cash and 25% in equity in 2025.

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	March 31, 2025	December 31, 2024
Land		$4,514	$4,514
Land improvements	10 years	3,717	3,717
Buildings and structures	10 - 45 years	53,565	52,706
Cable and fiber	12 - 30 years	1,329,123	1,294,689
Equipment and software	4 - 12 years	421,483	417,057
Total plant in service		1,812,402	1,772,683
Plant under construction		240,695	207,428
Total property, plant and equipment		2,053,097	1,980,111
Less: accumulated depreciation and amortization		(569,301)	(541,573)
Property, plant and equipment, net		$1,483,796	$1,438,538

Property, plant and equipment, net increased primarily due to capital expenditures to support the Company’s Glo Fiber market expansion. The Company’s accounts payable as of March 31, 2025 and December 31, 2024 included amounts associated with capital expenditures of approximately $55.6 million and $55.1 million, respectively. Depreciation and amortization expense was $29.0 million and $17.3 million during the three months ended March 31, 2025 and 2024, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill	$67,055	$—	$67,055	$67,055	$—	$67,055
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights and other	526	—	526	526	—	526
Total indefinite-lived intangibles	76,982	—	76,982	76,982	—	76,982

Finite-lived intangibles:
Subscriber relationships	42,447	(29,348)	13,099	42,447	(28,882)	13,565
Other intangibles	537	(398)	139	510	(389)	121
Total finite-lived intangibles	42,984	(29,746)	13,238	42,957	(29,271)	13,686
Total goodwill and intangible assets	$187,021	$(29,746)	$157,275	$186,994	$(29,271)	$157,723

Amortization expense was $0.5 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, the Company performed goodwill impairment monitoring procedures and identified no indicators of impairment or triggering events. As of October 1, 2024, management concluded that the estimated fair value of the broadband reporting unit exceeded the carrying value by 11%. The Company will continue to monitor its reporting unit for any triggers that could impact recoverability of goodwill.

Note 7. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	March 31, 2025	December 31, 2024
Prepaid maintenance expenses	$8,393	$7,437
Broadband contract acquisition costs	3,366	3,165
Other	4,329	6,680
Prepaid expenses and other	$16,088	$17,282

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	March 31, 2025	December 31, 2024
Broadband contract acquisition costs	$7,743	$7,086
Other	6,807	7,149
Deferred charges and other assets	$14,550	$14,235

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued programming costs	$3,656	$4,227
Other	8,060	7,873
Accrued liabilities and other	$11,716	$12,100

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	March 31, 2025	December 31, 2024
Noncurrent portion of deferred revenue	$26,999	$26,809
Other	5,646	6,716
Other liabilities	$32,645	$33,525

Note 8. Leases

The Company leases various broadband network sites, fiber optic cable routes, warehouses, retail stores and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended March 31,
(in thousands)		2025	2024
Finance lease cost
Amortization of leased assets	Depreciation and amortization	$188	$119
Interest on lease liabilities	Interest expense	24	19
Operating lease cost	Operating expense[1]	1,164	736
Lease cost		$1,376	$874
_________________________________________
(1)Operating lease expense is presented in cost of services or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of March 31, 2025:

(in thousands)	Operating Leases	Finance Leases	Total
2025 (remainder of the year)	$2,993	$255	$3,248
2026	3,186	400	3,586
2027	2,221	203	2,424
2028	1,837	158	1,995
2029	1,469	160	1,629
2030 and thereafter	7,177	1,041	8,218
Total lease payments	18,883	2,217	21,100
Less: Interest	(4,878)	(460)	(5,338)
Present value of lease liabilities	$14,005	$1,757	$15,762

Other information related to operating and finance leases was as follows:

	March 31, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (years)	8.4	8.5
Weighted average discount rate	6.2%	6.1%
Finance leases
Weighted average remaining lease term (years)	9.0	9.0
Weighted average discount rate	5.3%	5.3%

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for operating lease liabilities	$1,264	$765
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	51	1,737

The Company also has other operating lease arrangements which generate revenue from leasing the excess fiber capacity of its fiber network assets. Contract terms for these arrangements can range from 1 to 40 years and are billed monthly. Lease revenue from these arrangements was $1.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are presented in service revenue and other in the Company’s unaudited condensed consolidated statements of operations. Contractual minimum rental receipts expected under the lease agreements in place as of March 31, 2025 is as follows:

(in thousands)	Operating Leases
2025 (remainder of the year)	$3,331
2026	3,816
2027	3,382
2028	3,168
2029	2,884
2030 and thereafter	17,156
Total	$33,737

Note 9. Debt

Shentel Broadband Operations LLC, an indirect wholly owned subsidiary of Shentel, has a credit agreement which contains a $150 million revolving credit facility (the “Revolver”) and $525 million in delayed draw amortizing term loans, including Term Loans A-1, A-2 and A-3 in the table below (collectively, the “Term Loans” and collectively with Revolver, the “Credit Agreement”). As of March 31, 2025, the availability under our Revolver was $143.0 million. The following loans were outstanding under the Credit Agreement:

(in thousands)	March 31, 2025	December 31, 2024
Term loan A-1	$142,645	$144,451
Term loan A-2	148,134	148,506
Term loan A-3	225,000	125,000
Total debt	515,779	417,957
Less: unamortized loan fees	(1,232)	(1,078)
Total debt, net of unamortized loan fees	$514,547	$416,879

The Term Loans bear interest at one-month term SOFR plus a margin. The margin is variable and determined by the Company’s net leverage ratio. Interest is paid monthly. The weighted-average interest rate was 6.71% for the Term Loans at March 31, 2025.

Shentel is charged commitment fees on unutilized portions of its Revolver and Term Loans. The Company recorded $0.2 million and $0.1 million related to these fees for the three months ended March 31, 2025 and 2024, respectively, which are included in interest expense in the unaudited condensed consolidated statements of operations.

Interest expense recorded in Shentel’s unaudited condensed consolidated statements of operations consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest expense	$7,262	$5,383
Less: capitalized interest	(2,370)	(1,307)
Interest expense, net of capitalized interest	$4,892	$4,076

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance. As of March 31, 2025, Term Loan A-1 was due to mature on July 1, 2026. On April 16, 2025, Shentel amended the Credit Agreement to extend the maturity date of the Revolver and Term Loan A-1 to July 1, 2027. Both Term Loan A-2 and Term Loan A-3 mature on July 1, 2028.

The April 16, 2025 amendment of Shentel’s Credit Agreement also amended certain covenant provisions, including increasing the maximum Total Net Leverage Ratio (as defined in the Credit Agreement) permitted as of the last day of any fiscal quarter to 4.75:1.00.

The following table summarizes the expected payments of Shentel’s outstanding borrowings as of March 31, 2025:

(in thousands)	Original	As Amended
2025 (remainder of the year)	$8,074	$8,074
2026	141,052	10,430
2027	10,170	140,792
2028	356,483	356,483
Total	$515,779	$515,779

Shentel has not borrowed against its Revolver as of March 31, 2025. In the event borrowings are made in the future, the entire outstanding principal amount borrowed against the Revolver is due July 1, 2027.

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

Note 10. Derivatives and Hedging

Shentel has pay fixed (2.90%) receive variable (one-month term SOFR) interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms that became effective in May 2024, which extend through their maturity dates in June 2026. The Swaps are designated as cash flow hedges, representing 50% of the Company’s outstanding debt under Term Loan A-1 and Term Loan A-2. The Company uses the Swaps to manage its exposure to interest rate risk for its long-term variable-rate Term Loans.

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

The table below presents the fair value of the Swaps as well as their classification in the unaudited condensed consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	March 31, 2025	December 31, 2024
Balance sheet line item of derivative financial instruments:
Prepaid expenses and other	$1,470	$1,766
Deferred charges and other assets	187	721
Total derivatives designated as hedging instruments	$1,657	$2,487

The table below summarizes changes in accumulated other comprehensive income by component:

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2024	$2,487	$(634)	$1,853
Net change in unrealized loss	(292)	70	(222)
Amounts reclassified to interest expense	(538)	130	(408)
Net current period other comprehensive (loss) income	(830)	200	(630)
Balance, March 31, 2025	$1,657	$(434)	$1,223

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2023	$2,241	$(573)	$1,668
Net change in unrealized gain	2,120	(526)	1,594
Balance, March 31, 2024	$4,361	$(1,099)	$3,262

Note 11. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is currently involved in one state income tax audit and no federal income tax audits as of March 31, 2025. The Company’s income tax returns are generally open to examination from 2021 forward. The net operating losses acquired in the acquisition of nTelos are open to examination from 2005 forward and the net operating losses acquired from Horizon are open to examination from 2013 forward.

The effective tax rates for the three months ended March 31, 2025 and 2024, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended March 31,
(in thousands)	2025	2024
Expected tax benefit at federal statutory rate	$(2,153)	$(1,074)
State income tax benefit, net of federal tax effect	(553)	(262)
Excess tax deficiency from share-based compensation and other expense, net	1,587	310
Income tax benefit	$(1,119)	$(1,026)

The Company made no cash payments for income taxes owed during the three months ended March 31, 2025 and 2024. The Company received $0.2 million in refunds for income taxes during the three months ended March 31, 2025. The Company received no cash refunds for income taxes during the three months ended March 31, 2024.

Note 12. Redeemable Noncontrolling Interest

On April 1, 2024, Shentel Broadband Holding Inc. (“Shentel Broadband”), a wholly-owned subsidiary of Shentel, entered into an investment agreement (the “Investment Agreement”) with ECP Fiber Holdings, LP, a Delaware limited partnership (“ECP Investor”), and, solely for the limited purposes set forth therein, Hill City Holdings, LP, a Delaware limited partnership affiliated with ECP Investor. Subject to the terms and conditions set forth in the Investment Agreement, on the Closing Date, Shentel Broadband issued to ECP Investor 81,000 shares of Shentel Broadband’s 7% Series A Participating Exchangeable Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share in exchange for $81 million in cash. As of March 31, 2025, 100,000 shares of the Series A Preferred Stock were authorized for issuance and 81,000 shares of the Series A Preferred Stock were outstanding.

The Series A Preferred Stock is exchangeable at the option of the Investor in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share (as it may be adjusted pursuant to the terms of the Investment Agreement, the “Exchange Price”). As of March 31, 2025, the Series A Preferred Stock was exchangeable for 3,492,066 shares of Common Stock.

Dividends on the Series A Preferred Stock accrue at 7% per annum compounded and payable quarterly in arrears, and, at Shentel’s option, may be paid in cash or in kind (such dividends paid in kind, “PIK Dividends”). The Company has historically elected to issue PIK Dividends which increase the liquidation preference of the Series A Preferred Stock. As of March 31, 2025, the Series A Preferred Stock had a liquidation preference of $85.6 million.

Note 13. Stock Compensation and Earnings (Loss) per Share

Activity related to the Company’s equity compensation, which includes the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”), was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2024	875	$20.63
Granted	667	$11.90
Vested	(287)	$21.48
Forfeited	(7)	$20.08
Outstanding awards, March 31, 2025	1,248	$15.76

The total fair value of RSUs vested was $3.4 million during the three months ended March 31, 2025.

Activity related to the Company’s Relative Total Shareholder Return RSUs (“RTSRs”) was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2024	259	$22.96
Granted	241	$12.31
Vested	—	$—
Forfeited	—	$—
Outstanding awards, March 31, 2025	500	$17.83

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock compensation expense	$3,897	$4,135
Capitalized stock compensation	(180)	(169)
Stock compensation expense, net	$3,717	$3,966

As of March 31, 2025, there was $14.1 million of total unrecognized compensation cost related to non-vested RSUs and RTSRs which is expected to be recognized over weighted average period of 2.6 years.

The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Calculation of net (loss) income per share:
Loss from continuing operations	$(9,132)	$(4,090)
Total income from discontinued operations, net of tax	—	218,786
Net (loss) income	$(9,132)	$214,696

Amounts attributable to common shareholders
Loss from continuing operations	$(10,604)	$(4,090)
Total income from discontinued operations	—	218,786
Net (loss) income attributable to common shareholders	$(10,604)	$214,696

Basic and diluted weighted average shares outstanding	54,959	50,520

Per share amounts attributable to common shareholders
Loss from continuing operations	$(0.19)	$(0.08)
Income from discontinued operations, net of tax	—	4.33
Net (loss) income per share	$(0.19)	$4.25

The Company applies the two-class method when computing net income (loss) per share attributable to common shareholders as the Company has issued preferred stock that meets the definition of a participating security. The Company considers Series A Preferred Stock to be a participating security as the holders are entitled to receive cumulative dividends.

The Company determines the dilutive impact of equity awards and the Series A Preferred Stock (on an as-converted basis) by applying the treasury stock method and the if-converted method, respectively. There were approximately 450,000 and 462,000 potentially dilutive equity awards during the three months ended March 31, 2025 and 2024, respectively; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's loss from continuing operations for the periods. There were also approximately 3,492,000 potentially dilutive shares related to the Series A Preferred Stock (on an as-converted basis) during the three months ended March 31, 2025; however, these shares were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company’s loss from continuing operations for the periods.

Note 14. Government Grants

During the three months ended March 31, 2025, the Company was awarded an additional grant of $0.4 million to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $6.9 million and $2.7 million in cash reimbursements during the three months ended March 31, 2025 and 2024, respectively, and had approximately $3.2 million and $0.3 million in accounts receivable as of March 31, 2025 and December 31, 2024, respectively.

Note 15. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 8, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2029.

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

Note 16. Discontinued Operations

On March 29, 2024, Shenandoah Mobile, LLC, a wholly-owned subsidiary of Shenandoah Telecommunications Company, completed the initial closing of its previously disclosed sale of substantially all of Shentel’s tower portfolio and operations (“Tower Portfolio”) to Vertical Bridge Holdco, LLC for $309.9 million (the “Tower Transaction”). The Tower Transaction represented a strategic shift in the Company’s business and the Tower Portfolio was reclassified as a discontinued operation. As a result, for all periods presented, the operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

Income from discontinued operations, net of tax in the unaudited condensed consolidated statements of operations consist of the following for the period:

(in thousands)	Three Months Ended March 31,
2024
Service revenue and other	$4,542
Operating expenses:
Cost of services	1,059
Selling, general and administrative	572
Depreciation and amortization	222
Total operating expenses	1,853
Operating income	2,689
Other income:
Gain on sale of disposition of Tower Portfolio	294,250
Income before income taxes	296,939
Income tax expense	78,153
Income from discontinued operations, net of tax	$218,786

Consummation of the sale triggered the recognition of approximately $4.4 million of incremental transaction costs during the three months ended March 31, 2024, for contingent deal advisory fees and legal expenses, which are netted against the gain on sale of disposition of Tower Portfolio.

Note 17. Segment Information

The Company operates as one segment. The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s Chief Operating Decision Maker (“CODM”) assesses performance at a consolidated level and decides how to allocate resources based on Adjusted EBITDA from continuing operations of the Broadband business.

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

Adjusted EBITDA is a non-GAAP financial measure. The Company defines Adjusted EBITDA as income or loss from continuing operations calculated in accordance with GAAP, adjusted for the impact of depreciation and amortization, impairment expense, other income (expense), net, interest income, interest expense, income tax expense (benefit), stock compensation expense, transaction costs related to acquisition and disposition events (including professional advisory fees, integration costs, and related compensatory matters), restructuring expense, tax on equity award vesting and exercise events, and other non-comparable items. The Company believes that the exclusion of the expense and income items eliminated in calculating Adjusted EBITDA provides management and investors a useful measure for period-to-period comparisons of the Company’s core operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to the Company’s ongoing operations. Accordingly, the Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating the Company’s operating results.

The following table summarizes the Company’s revenue, loss from continuing operations, Adjusted EBITDA and significant expenses:

	Three Months Ended March 31,
(in thousand)	2025	2024
Service revenue and other	$87,898	$69,248
Significant expenses and other items:
Cost of services exclusive of depreciation and amortization	33,030	25,985
Selling, general and administrative exclusive of stock-based compensation	27,275	24,012
Adjusted EBITDA	27,593	19,251
Stock-based compensation expense, net of amount capitalized	3,717	3,966
Restructuring, integration and acquisition	510	618
Depreciation and amortization	29,458	17,443
Interest expense	4,892	4,076
Other[1]	(733)	(1,736)
Income tax benefit	(1,119)	(1,026)
Loss from continuing operations	$(9,132)	$(4,090)

1 Other primarily includes interest income, patronage income and benefit plan gains.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will,” “should,” “could” or “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position, operating results and cash flows, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 (“2024 Form 10-K”). The forward-looking statements included in this Form 10-Q are made only as of the date of the statement. We undertake no obligation to revise or update such statements to reflect current events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events, except as required by law.
The following management’s discussion and analysis should be read in conjunction with the Company’s 2024 Form 10-K, including the consolidated financial statements and related notes included therein.

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”) is a provider of a comprehensive range of broadband communication services in eight contiguous states in the eastern United States.

Recent Developments

Asset Purchase Agreement

The Company executed an Asset Purchase Agreement in April 2025 to acquire fiber-to-the-home assets for $5 million, passing over 1,500 homes and businesses with approximately 700 customers in Virginia. The Company expects to close on the acquisition during the summer 2025.

Amendment No. 4 to Credit Agreement

On April 16, 2025, Shentel entered into Amendment No. 4 to Credit Agreement (the “Fourth Amendment”) to the Company’s existing Credit Agreement, dated as of July 1, 2021, with various financial institutions party thereto (the “Lenders”) and CoBank, ACB, as administrative agent for the Lenders (as previously amended by Amendment No. 1 to Credit Agreement, dated as of May 17, 2023, the Consent and Amendment No. 2 to Credit Agreement, dated October 24, 2023, and the Amendment No. 3 to Credit Agreement, Incremental Term Loan Funding Agreement, Joinder and Assignment and Assumption, dated as of April 1, 2024, the “Credit Agreement”).

The Credit Agreement consists of: (i) a $150 million available revolving credit facility due July 1, 2026 (the “Revolver”), (ii) a $150 million delayed draw amortizing term loan due July 1, 2026 (“Term Loan A-1”), (iii) a $150 million delayed draw amortizing term loan due July 1, 2028, and (iv) a $225 million delayed draw amortizing term loan due July 1, 2028. Pursuant to the Fourth Amendment, the maturity date of the Revolver and Term Loan A-1 were extended to July 1, 2027. Additionally, the Fourth Amendment increased the maximum Total Net Leverage Ratio (as defined in the Credit Agreement) permitted as of the last day of any fiscal quarter to 4.75:1.00.

Results of Operations

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2025	% of Revenue	2024	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$43,359	49.3%	$43,809	63.3%	$(450)	(1.0)%
Residential & SMB - Glo Fiber Expansion Markets	18,444	21.0%	12,118	17.5%	6,326	52.2%
Commercial Fiber	19,612	22.3%	9,938	14.4%	9,674	97.3%
RLEC & Other	6,483	7.4%	3,383	4.9%	3,100	91.6%
Total revenue	87,898	100.0%	69,248	100.0%	18,650	26.9%
Operating expenses
Cost of services	33,030	37.6%	25,985	37.5%	7,045	27.1%
Selling, general and administrative	30,992	35.3%	27,978	40.4%	3,014	10.8%
Restructuring, integration and acquisition	510	0.6%	618	0.9%	(108)	(17.5)%
Depreciation and amortization	29,458	33.5%	17,443	25.2%	12,015	68.9%
Total operating expenses	93,990	106.9%	72,024	104.0%	21,966	30.5%
Operating loss	(6,092)	(6.9)%	(2,776)	(4.0)%	$(3,316)	NMF
Other (expense) income:
Interest expense	(4,892)	(5.6)%	(4,076)	(5.9)%	(816)	20.0%
Other income, net	733	0.8%	1,736	2.5%	(1,003)	(57.8)%
Loss from continuing operations before income taxes	(10,251)	(11.7)%	(5,116)	(7.4)%	(5,135)	100.4%
Income tax benefit	(1,119)	(1.3)%	(1,026)	(1.5)%	(93)	9.1%
Loss from continuing operations	(9,132)	(10.4)%	(4,090)	(5.9)%	(5,042)	123.3%
Income from discontinued operations, net of tax	—	—%	218,786	315.9%	(218,786)	NMF
Net (loss) income	(9,132)	(10.4)%	214,696	310.0%	(223,828)	NMF
Dividends on redeemable noncontrolling interest	1,472	1.7%	—	—%	1,472	NMF
Net (loss) income attributable to common shareholders	$(10,604)	(12.1)%	$214,696	310.0%	$(225,300)	NMF

Shentel updated the presentation of certain Residential & SMB - Incumbent Broadband Markets and Commercial Fiber revenues in the prior year to conform with changes in how management views these lines of business.

Residential & SMB - Incumbent Broadband Markets revenue
Revenue from residential and small and medium business (“SMB”) customers in Incumbent Broadband Markets are primarily earned through the Company’s provision of data, video and voice services over primarily hybrid fiber coaxial (“HFC”) cable and to a lesser extent fiber to the home (“FTTH”) networks in incumbent markets.

Residential & SMB - Incumbent Broadband Markets revenue decreased by $0.5 million, or 1.0%, in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to a $2.2 million decrease in the legacy Shentel markets primarily due to lower video revenue driven by a 14.1% decline in video RGUs and lower data revenue driven by a decrease in non-recurring other revenue, partially offset by $1.7 million of revenues earned in the acquired Horizon markets.

Residential & SMB - Glo Fiber Expansion Markets revenue
Revenue from residential and SMB customers in Glo Fiber Expansion Markets are primarily earned through the Company’s provision of data, video and voice services over FTTH networks in new greenfield expansion markets.

Residential & SMB - Glo Fiber Expansion Markets revenue increased by $6.3 million, or 52.2%, in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to a $5.6 million increase in the legacy Shentel markets and $0.7 million of revenues earned in the acquired Horizon markets. The increase in legacy Shentel markets was primarily due to a 46.3% year-over-year growth in data RGUs driven by the Company’s increase in passings.

Commercial Fiber revenue
Revenue from Commercial Fiber customers is primarily earned through the Company’s provision of high-speed Ethernet, wavelength, dark fiber leasing and managed services over fiber optic networks.

Commercial Fiber revenue increased by $9.7 million, or 97.3%, in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to $9.9 million of revenues earned in the acquired Horizon markets and a $0.2 million decrease in the legacy Shentel markets.

RLEC & Other revenue
Shentel’s RLEC & Other revenue is primarily earned through the Company’s provision of voice and DSL telephone services over copper networks primarily in Shenandoah County, Virginia and Ross County, Ohio. Shentel also earns governmental support revenue through the federal Universal Service Fund.

RLEC & Other revenue increased by $3.1 million, or 91.6%, in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to $2.9 million of revenues earned in the acquired Horizon markets and an increase in governmental support revenue.

Cost of services
Cost of services primarily consist of costs to acquire and deliver video programming, internal labor to maintain our network and service our customers, maintenance and third party network line expenses.

Cost of services increased by $7.0 million, or 27.1%, in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to $7.6 million of cost of services incurred in the acquired Horizon markets, partially offset by a $0.6 million decrease in cost of services incurred in the legacy Shentel markets, driven by an decrease in programming costs due to a reduction in video RGUs.

Selling, general and administrative
Selling, general and administrative expenses consist of employee compensation, advertising, software maintenance, stock-based compensation, and operating taxes.

Selling, general and administrative expense increased by $3.0 million, or 10.8%, in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to $3.2 million of selling, general and administrative costs incurred in the acquired Horizon markets and a $0.2 million decrease in the legacy Shentel markets driven by lower professional fees.

Restructuring, integration and acquisition
Restructuring, integration and acquisition expense in the three months ended March 31, 2025 was comparable with the three months ended March 31, 2024. Restructuring, integration and acquisition expense related primarily to costs incurred to effect the acquisition of Horizon (the “Horizon Transaction”) and integration of costs during the post-acquisition period.

Depreciation and amortization
Depreciation and amortization increased by $12.0 million, or 68.9%, in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to $9.2 million of depreciation and amortization related to the tangible and intangible assets acquired in the Horizon Transaction and the Company’s expansion of its Glo Fiber network.

Interest expense
Interest expense increased by $0.8 million, or 20.0%, in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to an increase in the Company’s outstanding debt.

Other income, net
Other income, net decreased by $1.0 million, or 57.8%, in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to a decrease in interest income.

Income tax benefit
Income tax benefit in the three months ended March 31, 2025 was comparable with the three months ended March 31, 2024.

Additional Information

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by over 17,200 route miles of fiber.

The following table indicates selected operating statistics. Shentel updated the presentation of certain revenues and voice RGUs in the prior year to conform with changes in how management views these lines of business. This reclassification resulted in updated ARPU and voice RGUs for the prior period.:

	Three Months Ended March 31,
	2025	2024
Homes and businesses passed (1)
Incumbent Broadband Markets (4)	240,788	216,514
Glo Fiber Expansion Markets (5)	362,861	259,567
Total homes and businesses passed	603,649	476,081

Residential & Small and Medium Business ("SMB") Revenue Generating Units ("RGUs"):
Incumbent Broadband Markets (4)	111,860	108,958
Glo Fiber Expansion Markets (5)	70,565	46,729
Broadband Data	182,425	155,687
Video	38,395	40,148
Voice	26,037	24,039
Total Residential & SMB RGUs (excludes RLEC)	246,857	219,874

Residential & SMB Penetration (2)
Incumbent Broadband Markets (4)	46.5%	50.3%
Glo Fiber Expansion Markets (5)	19.4%	18.0%
Broadband Data	30.2%	32.7%
Video	6.4%	8.4%
Voice	4.5%	5.3%

Residential & SMB Average Revenue per User ("ARPU") (6)
Incumbent Broadband Markets (4)	$83.31	$83.92
Glo Fiber Expansion Markets (5)	$77.42	$76.93
Broadband Data	$81.09	$81.91
Video	$124.46	$116.08
Voice	$33.09	$34.14

Fiber route miles	17,224	10,132
Total fiber miles (3)	1,893,402	883,199
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
(4)Incumbent Broadband Markets consists of Shentel Incumbent Cable Markets and Horizon Incumbent Telephone Markets with FTTH passings.
(5)Glo Fiber Expansion Markets consists of FTTH passings in greenfield expansion markets in the Shentel and Horizon markets.
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

In 2021, Congress passed the American Rescue Plan Act and the Infrastructure Investment and Jobs Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $150.2 million in grants to serve approximately 27,100 unserved homes in the states of Virginia, Maryland, West Virginia and Ohio and to upgrade the capacity of the Ohio middle mile network. The grants will be paid to the Company as certain milestones are completed. As of March 31, 2025, the Company had $104.1 million in grants available. The Company expects to fulfill the majority of its obligations under these programs by 2026.

As of March 31, 2025, our cash and cash equivalents totaled $87.5 million, the availability under our Revolver was $143.0 million, and the remaining reimbursements available under government grants was $104.1 million, which are subject to fulfilling the terms of the agreements, for total available liquidity of approximately $334.6 million.

Net cash provided by operating activities from continuing operations was approximately $20.5 million during the three months ended March 31, 2025, representing an increase of $7.6 million compared with the prior year period, primarily driven by increases in revenue and timing of changes in working capital.

Net cash used in investing activities from continuing operations was approximately $76.3 million during the three months ended March 31, 2025, representing an increase of $8.9 million compared with the prior year period, primarily driven by a $13.2 million increase in capital expenditures driven by expansion of Glo Fiber and government-subsidized markets, partially offset by a $4.2 million increase in cash receipts from government grant programs.

Net cash provided by financing activities from continuing operations was approximately $97.0 million during the three months ended March 31, 2025, representing an increase of $100.2 million compared with the prior year period, primarily driven by an increase of $100.0 million in borrowings under the Term Loans.

Indebtedness: As of March 31, 2025, the Company’s net indebtedness was approximately $514.5 million, including $515.8 million in outstanding term loans, net of unamortized loan fees of $1.2 million. The borrowed amounts bear interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage. The weighted-average interest rate was 6.71% for the Term Loans at March 31, 2025.

Shentel’s Term Loans, which consist of Term Loan A-1, Term Loan A-2 and Term Loan A-3, have outstanding balances of $142.6 million, $148.1 million and $225.0 million, respectively. The Term Loans require quarterly payments based on a percentage of the outstanding balance. As of March 31, 2025, Term Loan A-1 was due to mature on July 1, 2026. On April 16, 2025, Shentel amended the Credit Agreement to extend the maturity date of the Revolver and Term Loan A-1 to July 1, 2027. Both Term Loan A-2 and Term Loan A-3 mature on July 1, 2028.

Refer to Note 9, Debt, in the Company’s unaudited condensed consolidated financial statements for more information about the Credit Agreement.

The April 16, 2025 amendment of Shentel’s Credit Agreement also amended certain covenant provisions, including increasing the maximum Total Net Leverage Ratio (as defined in the Credit Agreement) permitted as of the last day of any fiscal quarter to 4.75:1.00. As of March 31, 2025, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flows from continuing operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the three months ended March 31, 2025, our capital expenditures of $83.2 million exceeded our net cash provided by operating activities of continuing operations by $62.7 million, and we expect our capital expenditures to exceed the cash flows provided from continuing operations through 2026, as we expand our Glo Fiber broadband network.

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our products and services, new market developments and expansion opportunities.

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions including rising inflation, changes in tariffs, regulatory requirements, changes in technologies, changes in competition, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base is critical to our ability to maintain positive cash flows from operations. The foregoing events individually or collectively could affect our results.

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in Part II, Item 8 of our 2024 Form 10-K for the year ended December 31, 2024.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have borrowed a total of $525 million pursuant to the variable rate delayed draw Term Loans available under the Credit Agreement. As of March 31, 2025, Shentel has borrowed the full amount available under our Term Loans A-1, A-2 and A-3.

As of March 31, 2025, the Company had $515.8 million of gross variable rate debt outstanding. The weighted-average interest rate was 6.71% for the Term Loans at March 31, 2025. An increase in market interest rates of 1.00% would add approximately $5.1 million to annual interest expense.

Shentel has pay fixed, receive variable interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms that became effective in May 2024 which extend through their maturity dates in June 2026. The Swaps are designated as cash flow hedges, representing 50% of the Company’s Term Loan A-1 and A-2 outstanding debt. The Company uses the Swaps to manage its exposure to interest rate risk for a portion of its long-term variable-rate Term Loans through interest rate swaps. Shentel effectively pays a fixed weighted-average interest rate of 2.90%, prior to interest rate margin provided under our credit facility.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

Our Company’s management has extended its monitoring processes that support internal control over financial reporting to include the operations of Horizon and consideration for such has been included in our evaluation of disclosure controls and procedures. Except as noted for Horizon, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of March 31, 2025, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended March 31, 2025, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	67	$11.75
March 1 to March 31	—	$—
Total	67

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
Date: April 30, 2025