Form 10-Q
period 2025-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2025-07-31
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	54,897,070
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on July 24, 2025)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$29,077	$46,272
Accounts receivable, net of allowance for credit losses of $1,125 and $1,156, respectively	34,551	29,722
Income taxes receivable	3,278	1,244
Prepaid expenses and other	16,445	17,282
Total current assets	83,351	94,520
Investments	15,974	15,709
Property, plant and equipment, net	1,523,994	1,438,538
Goodwill and intangible assets, net	156,832	157,723
Operating lease right-of-use assets	19,442	19,548
Deferred charges and other assets	15,081	14,235
Total assets	$1,814,674	$1,740,273
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$10,203	$9,204
Accounts payable	62,516	57,820
Advanced billings and customer deposits	16,831	16,104
Accrued compensation	11,314	16,283
Current operating lease liabilities	2,933	3,060
Accrued liabilities and other	11,143	12,100
Total current liabilities	114,940	114,571
Long-term debt, less current maturities, net of unamortized loan fees	501,611	407,675
Other long-term liabilities:
Deferred income taxes	163,268	167,716
Benefit plan obligations	4,934	4,945
Non-current operating lease liabilities	10,378	10,794
Other liabilities	32,146	33,525
Total other long-term liabilities	210,726	216,980
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable noncontrolling interest	85,433	82,464
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 54,897 and 54,605 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	153,116	147,733
Retained earnings	747,848	768,997
Accumulated other comprehensive income, net of taxes	1,000	1,853
Total shareholders’ equity	901,964	918,583
Total liabilities, temporary equity and shareholders’ equity	$1,814,674	$1,740,273
See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service revenue and other	$88,568	$85,799	$176,466	$155,047
Operating expenses:
Cost of services exclusive of depreciation and amortization	32,624	34,541	65,654	60,526
Selling, general and administrative	29,743	30,239	60,735	58,217
Restructuring, integration and acquisition	206	11,325	716	11,943
Depreciation and amortization	35,103	25,579	64,561	43,022
Total operating expenses	97,676	101,684	191,666	173,708
Operating loss	(9,108)	(15,885)	(15,200)	(18,661)
Other (expense) income:
Interest expense	(6,003)	(3,996)	(10,895)	(8,072)
Other income, net	3,015	1,908	3,748	3,644
Loss from continuing operations before income taxes	(12,096)	(17,973)	(22,347)	(23,089)
Income tax benefit	(3,048)	(5,200)	(4,167)	(6,226)
Loss from continuing operations	(9,048)	(12,773)	(18,180)	(16,863)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(99)	—	1,882
Gain on the sale of discontinued operations, net of tax	—	—	—	216,805
Total (loss) income from discontinued operations, net of tax	—	(99)	—	218,687
Net (loss) income	(9,048)	(12,872)	(18,180)	201,824
Dividends on redeemable noncontrolling interest	1,497	—	2,969	—
Net (loss) income attributable to common shareholders	$(10,545)	$(12,872)	$(21,149)	$201,824

Net (loss) income per share attributable to common shareholders, basic and diluted:
Loss from continuing operations	$(0.19)	$(0.24)	$(0.38)	$(0.32)
(Loss) income from discontinued operations, net of tax	—	—	—	4.16
Net (loss) income per share	$(0.19)	$(0.24)	$(0.38)	$3.84

Weighted average shares outstanding	55,103	54,730	55,032	52,620

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(9,048)	$(12,872)	$(18,180)	$201,824
Other comprehensive income:
Net change in unrealized gain (loss)	182	571	(40)	2,165
Amounts reclassified to interest expense	(405)	(428)	(813)	(428)
Comprehensive (loss) income	(9,271)	(12,729)	(19,033)	203,561
Dividends on redeemable noncontrolling interest	1,497	—	2,969	—
Comprehensive (loss) income attributable to common shareholders	$(10,768)	$(12,729)	$(22,002)	$203,561

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND SHAREHOLDERS' EQUITY
(in thousands)

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2025	81	$83,936	54,857	$150,857	$758,393	$1,223	$910,473
Net loss	—	—	—	—	(9,048)	—	(9,048)
Unrealized income on interest rate hedge, net of tax	—	—	—	—	—	182	182
Amounts reclassified from accumulated other comprehensive income to interest expense	—	—	—	—	—	(405)	(405)
Stock-based compensation	—	—	57	2,493	—	—	2,493
Common stock issued	—	—	1	14	—	—	14
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(18)	(248)	—	—	(248)
Preferred stock dividends - paid in kind	—	1,497	—	—	(1,497)	—	(1,497)
Balance, June 30, 2025	81	$85,433	54,897	$153,116	$747,848	$1,000	$901,964

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2024	81	$82,464	54,605	$147,733	$768,997	$1,853	$918,583
Net loss	—	—	—	—	(18,180)	—	(18,180)
Unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	(40)	(40)
Amounts reclassified from accumulated other comprehensive income to interest expense	—	—	—	—	—	(813)	(813)
Stock-based compensation	—	—	375	6,390	—	—	6,390
Common stock issued	—	—	2	28	—	—	28
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(85)	(1,035)	—	—	(1,035)
Preferred stock dividends - paid in kind	—	2,969	—	—	(2,969)	—	(2,969)
Balance, June 30, 2025	81	$85,433	54,897	$153,116	$747,848	$1,000	$901,964

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2024	—	$—	50,447	$69,616	$798,765	$3,262	$871,643
Net loss	—	—	—	—	(12,872)	—	(12,872)
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	143	143
Stock-based compensation	—	—	37	2,538	—	—	2,538
Common stock issued	—	—	4,100	71,845	—	—	71,845
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(12)	(215)	—	—	(215)
Issuance of redeemable noncontrolling interest	81	79,380	—	—	—	—	—
Balance, June 30, 2024	81	$79,380	54,572	$143,784	$785,893	$3,405	$933,082

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2023	—	$—	50,272	$66,933	$584,069	$1,668	$652,670
Net income	—	—	—	—	201,824	—	201,824
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	1,737	1,737
Stock-based compensation	—	—	285	6,673	—	—	6,673
Common stock issued	—	—	4,100	71,849	—	—	71,849
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(85)	(1,671)	—	—	(1,671)
Issuance of redeemable noncontrolling interest	81	79,380	—	—	—	—	—
Balance, June 30, 2024	81	$79,380	54,572	$143,784	$785,893	$3,405	$933,082

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(18,180)	$201,824
Income from discontinued operations, net of tax	—	218,687
Loss from continuing operations	(18,180)	(16,863)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	63,613	42,424
Amortization of intangible assets	948	598
Stock-based compensation expense, net of amount capitalized	5,904	6,236
Deferred income taxes	(4,167)	(6,226)
Provision for credit losses	804	1,266
Other, net	165	150
Changes in assets and liabilities
Accounts receivable	1,155	965
Current income taxes	217	234
Operating lease assets and liabilities, net	(437)	(233)
Other assets	(2,345)	(3,354)
Accounts payable	975	(1,140)
Other deferrals and accruals	(4,931)	(882)
Net cash provided by operating activities - continuing operations	43,721	23,175
Net cash used in operating activities - discontinued operations	(2,251)	(5,476)
Net cash provided by operating activities	41,470	17,699

Cash flows from investing activities:
Capital expenditures	(169,432)	(150,914)
Government grants received	17,281	7,653
Cash disbursed for acquisition, net of cash acquired	—	(347,411)
Proceeds from sale of assets and other	243	1,715
Net cash used in investing activities - continuing operations	(151,908)	(488,957)
Net cash provided by investing activities - discontinued operations	—	305,827
Net cash used in investing activities	(151,908)	(183,130)

Cash flows from financing activities:
Proceeds from credit facility borrowings	100,000	—
Principal payments on long-term debt	(4,893)	(2,618)
Payments for debt amendment costs	(430)	(4,390)
Proceeds from the issuance of redeemable noncontrolling interest, net of financing fees paid	—	79,380
Taxes paid for equity award issuances	(1,035)	(1,671)
Payments for financing arrangements and other	(399)	(746)
Net cash provided by financing activities	93,243	69,955
Net decrease in cash and cash equivalents	(17,195)	(95,476)
Cash and cash equivalents, beginning of period	46,272	139,255
Cash and cash equivalents, end of period	$29,077	$43,779

Supplemental Disclosures of Cash Flow Information
Interest paid, net of amounts capitalized	$(9,891)	$(6,526)
Income taxes paid	$(2,034)	$(7,085)

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

New Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative,” (“ASU 2023-06”), which aligns the disclosure and presentation requirements of a variety of the FASB’s Accounting Standards Codification (“ASC”) Topics with the requirements described in the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes; these dates are unknown as of this filing. The Company is currently assessing the impact of adopting ASU 2023-06 on the consolidated financial statements and related disclosures.

In December 2023, FASB issued ASU 2023-09 “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). This accounting update requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting ASU 2023-09 on the consolidated financial statements and related disclosures. The Company does not anticipate adoption will have a material impact on the financial position, results of operations, cash flows or disclosures, but expects certain changes to disclosures including disclosure of a rate reconciliation between the amount of reported income tax expense or benefit and the United States statutory rate and disclosure of income taxes paid disaggregated by jurisdiction.

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

Note 2. Acquisition of Horizon
On April 1, 2024 (the “Closing Date”), Shentel completed the acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, the sellers set forth on the signature pages thereto and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024.

The total purchase price used to apply the acquisition method of accounting was $416.2 million, which consisted of $349.4 million of cash consideration paid and $71.8 million of common stock, representing the fair value of 4,100,375 shares of Shentel’s common stock issued to a selling shareholder of Horizon. In accordance with ASC 805, “Business Combinations,” the allocation of the consideration value was subject to adjustment until the Company completed its analysis, in a period of time, but not to exceed one year after the date of acquisition, or April 1, 2025, in order to provide the Company with the time to complete the valuation of its assets and liabilities. As of April 1, 2025, the Company has completed and finalized its analysis and allocation of the consideration value to assets acquired and liabilities assumed. In July 2025, Shentel received a $6.5 million refund of escrow amounts related to the original purchase price.

In connection with the acquisition, Shentel incurred integration and acquisition-related costs of $0.6 million related to severance, information technology, and other similar expenses for the six months ended June 30, 2025. No material integration and acquisition-related costs were incurred during the three months ended June 30, 2025. Shentel incurred acquisition-related costs of $6.7 million and $7.1 million related to banking, legal, accounting, and other similar expenses for the three and six months ended June 30, 2024, respectively. These costs are recorded in restructuring, integration and acquisition expenses in the Company’s unaudited condensed consolidated statements of operations.

The Company has included the results of the operations of Horizon for financial reporting purposes for the period subsequent to the date of acquisition. The unaudited pro forma operating revenues and loss before income taxes of the Company for the six months ended June 30, 2024, as if the Horizon acquisition had occurred at the beginning of the period, were $170.9 million and $26.9 million, respectively. The pro forma results are based upon estimated valuations of the assets acquired and liabilities assumed as well as preliminary estimates of depreciation and amortization charges thereon. Other pro forma adjustments include the following:

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

Note 3. Revenue from Contracts with Customers
The Company’s revenues by activity type were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Residential & SMB - Incumbent Broadband Markets[1]	$42,837	$44,243	$86,196	$88,047
Residential & SMB - Glo Fiber Expansion Markets[2]	19,796	14,093	38,240	26,211
Commercial Fiber	19,483	20,723	39,095	30,706
RLEC & Other	6,452	6,740	12,935	10,083
Service revenue and other	$88,568	$85,799	$176,466	$155,047
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

Shentel updated the presentation of certain Residential & SMB - Incumbent Broadband Markets, Commercial Fiber and RLEC & Other revenues for the prior year to conform with changes in how management currently views these lines of business.

Shentel had $21.1 million and $27.4 million of gross trade receivables from customers as of June 30, 2025 and December 31, 2024, respectively.

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

The following tables present the activity of current and non-current contract assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning Balance	$11,109	$8,767	$10,251	$8,633
Commission payments	1,738	1,564	3,493	2,415
Contract asset amortization	(974)	(986)	(1,871)	(1,703)
Ending Balance	$11,873	$9,345	$11,873	$9,345

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

Shentel’s current contract liability balances were $13.1 million and $12.5 million at June 30, 2025 and December 31, 2024, respectively. Shentel’s non-current contract liability balances were $10.9 million and $9.5 million as of June 30, 2025 and December 31, 2024, respectively. Shentel expects its current contract liability balances to be recognized as revenues during the twelve-month periods following the respective balance sheet dates. The majority of Shentel’s non-current contract liability balances is expected to be recognized as revenues within approximately 5 years.

Note 4. Investments

Investments consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
SERP investments at fair value	$2,821	$2,670
Cost method investments	12,927	12,813
Equity method investments	226	226
Total investments	$15,974	$15,709

SERP investments at fair value: The fair value of the supplemental executive retirement plan (“SERP”) investments is based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy.

Cost method investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $12.2 million and $12.1 million at June 30, 2025 and December 31, 2024, respectively. Shentel recognized approximately $0.8 million and $0.4 million of patronage income in other income, net for the three months ended June 30, 2025 and 2024, respectively, and approximately $1.5 million and $0.7 million during the six months ended June 30, 2025 and 2024, respectively. The Company expects that approximately 75% of the patronage distributions will be collected in cash and 25% in equity in 2025.

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	June 30, 2025	December 31, 2024
Land		$4,514	$4,514
Land improvements	10 years	3,777	3,717
Buildings and structures	10 - 45 years	53,509	52,706
Cable and fiber	12 - 30 years	1,385,739	1,294,689
Equipment and software	4 - 12 years	445,371	417,057
Total plant in service		1,892,910	1,772,683
Plant under construction		229,719	207,428
Total property, plant and equipment		2,122,629	1,980,111
Less: accumulated depreciation and amortization		(598,635)	(541,573)
Property, plant and equipment, net		$1,523,994	$1,438,538

Property, plant and equipment, net increased primarily due to capital expenditures to support the Company’s Glo Fiber market expansion. The Company’s accounts payable as of June 30, 2025 and December 31, 2024 included amounts associated with capital expenditures of approximately $57.3 million and $55.1 million, respectively. Depreciation and amortization expense was $34.6 million and $25.1 million during the three months ended June 30, 2025 and 2024, respectively, and $63.6 million and $42.4 million during the six months ended June 30, 2025 and 2024, respectively. The Company also wrote-off $4.2 million plant under construction inventory assets during the three and six months ended June 30, 2025. The write-off related to plant under construction inventory assets that are no longer planned to be used. These amounts are presented in depreciation and amortization in the Company’s unaudited condensed consolidated statements of operations.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill	$67,055	$—	$67,055	$67,055	$—	$67,055
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights and other	557	—	557	526	—	526
Total indefinite-lived intangibles	77,013	—	77,013	76,982	—	76,982

Finite-lived intangibles:
Subscriber relationships	42,447	(29,814)	12,633	42,447	(28,882)	13,565
Other intangibles	537	(406)	131	510	(389)	121
Total finite-lived intangibles	42,984	(30,220)	12,764	42,957	(29,271)	13,686
Total goodwill and intangible assets	$187,052	$(30,220)	$156,832	$186,994	$(29,271)	$157,723

Amortization expense was $0.5 million and $0.5 million during the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $0.6 million during the six months ended June 30, 2025 and 2024, respectively.

During the three and six months ended June 30, 2025, the Company performed goodwill impairment monitoring procedures and identified no indicators of impairment or triggering events. As of October 1, 2024, management concluded that the estimated fair value of the broadband reporting unit exceeded the carrying value by 11%. The Company will continue to monitor its reporting unit for any triggers that could impact recoverability of goodwill.

Note 7. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid maintenance expenses	$7,818	$7,437
Broadband contract acquisition costs	3,540	3,165
Other	5,087	6,680
Prepaid expenses and other	$16,445	$17,282

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	June 30, 2025	December 31, 2024
Broadband contract acquisition costs	$8,333	$7,086
Other	6,748	7,149
Deferred charges and other assets	$15,081	$14,235

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued programming costs	$3,419	$4,227
Other	7,724	7,873
Accrued liabilities and other	$11,143	$12,100

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	June 30, 2025	December 31, 2024
Noncurrent portion of deferred revenue	$27,655	$26,809
Other	4,491	6,716
Other liabilities	$32,146	$33,525

Note 8. Leases

The Company leases various broadband network sites, fiber optic cable routes, warehouses, retail stores and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2025	2024	2025	2024
Finance lease cost
Amortization of leased assets	Depreciation and amortization	$180	$171	$368	$290
Interest on lease liabilities	Interest expense	22	24	46	43
Operating lease cost	Operating expense[1]	1,241	1,104	2,405	1,840
Lease cost		$1,443	$1,299	$2,819	$2,173
_________________________________________
(1)Operating lease expense is presented in cost of services or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of June 30, 2025:

(in thousands)	Operating Leases	Finance Leases	Total
2025 (remainder of the year)	$1,669	$154	$1,823
2026	3,304	400	3,704
2027	2,277	203	2,480
2028	1,893	158	2,051
2029	1,525	160	1,685
2030 and thereafter	7,378	1,041	8,419
Total lease payments	18,046	2,116	20,162
Less: Interest	(4,735)	(438)	(5,173)
Present value of lease liabilities	$13,311	$1,678	$14,989

Other information related to operating and finance leases was as follows:

	June 30, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (years)	8.5	8.5
Weighted average discount rate	6.2%	6.1%
Finance leases
Weighted average remaining lease term (years)	9.0	9.0
Weighted average discount rate	5.3%	5.3%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cash paid for operating lease liabilities	$1,140	$1,053	$2,404	$1,818
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	372	247	423	1,984

The Company also has other operating lease arrangements which generate revenue from leasing the excess fiber capacity of its fiber network assets. Contract terms for these arrangements can range from 1 to 40 years and are billed monthly. Lease revenue from these arrangements was $1.7 million and $3.4 million for the three and six months ended June 30, 2025, respectively, and $1.7 million and $2.4 million for the three and six months ended June 30, 2024, respectively. These amounts are presented in service revenue and other in the Company’s unaudited condensed consolidated statements of operations. Contractual minimum rental receipts expected under the lease agreements in place as of June 30, 2025 is as follows:

(in thousands)	Operating Leases
2025 (remainder of the year)	$2,143
2026	3,843
2027	3,410
2028	3,195
2029	2,902
2030 and thereafter	17,108
Total	$32,601

Note 9. Debt

Shentel Broadband Operations LLC, an indirect wholly owned subsidiary of Shentel, has a credit agreement which contains a $150 million revolving credit facility (the “Revolver”) and $525 million in delayed draw amortizing term loans, including Term Loans A-1, A-2 and A-3 in the table below (collectively, the “Term Loans” and collectively with Revolver, the “Credit Agreement”). As of June 30, 2025, the availability under our Revolver was $143.0 million. The following Term Loans were outstanding under the Credit Agreement:

(in thousands)	June 30, 2025	December 31, 2024
Term loan A-1	$140,862	$144,451
Term loan A-2	147,764	148,506
Term loan A-3	224,438	125,000
Total debt	513,064	417,957
Less: unamortized loan fees	(1,250)	(1,078)
Total debt, net of unamortized loan fees	$511,814	$416,879

The Term Loans bear interest at one-month term SOFR plus a margin. The margin is variable and determined by the Company’s net leverage ratio. Interest is paid monthly. The weighted-average interest rate was 6.97% for the Term Loans at June 30, 2025.

Shentel is charged commitment fees on unutilized portions of its Revolver and Term Loans. The Company recorded $0.2 million and $0.4 million related to these fees for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively, which are included in interest expense in the unaudited condensed consolidated statements of operations.

Interest expense recorded in Shentel’s unaudited condensed consolidated statements of operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$8,733	$6,214	$15,995	$11,597
Less: capitalized interest	(2,730)	(2,218)	(5,100)	(3,525)
Interest expense, net of capitalized interest	$6,003	$3,996	$10,895	$8,072

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

Shentel’s Term Loans require quarterly payments based on a percentage of the outstanding balance.

On April 16, 2025, Shentel amended the Credit Agreement (the “Fourth Amendment”) to extend the maturity date of the Revolver and Term Loan A-1 to July 1, 2027. Both Term Loan A-2 and Term Loan A-3 mature on July 1, 2028.

The Fourth Amendment of Shentel’s Credit Agreement also amended certain covenant provisions, including increasing the maximum Total Net Leverage Ratio (as defined in the Credit Agreement) permitted as of the last day of any fiscal quarter to 4.75:1.00.

The following table summarizes the expected payments of Shentel’s outstanding borrowings as of June 30, 2025:

(in thousands)	Amount
2025 (remainder of the year)	$5,359
2026	10,430
2027	140,792
2028	356,483
Total	$513,064

Shentel has not borrowed against its Revolver as of June 30, 2025. In the event borrowings are made in the future, the entire outstanding principal amount borrowed against the Revolver is due July 1, 2027.

Although no borrowings have been executed under the Revolver as of June 30, 2025, Shentel has executed letter of credit arrangements totaling $7.0 million that reduce the available balance of the Revolver. The letter of credit arrangements were executed primarily pursuant to the requirements of the National Telecommunications and Information government grant program, discussed further in Note 14, Government Grants. These amounts are not considered borrowed, as no cash has been disbursed to Shentel or other parties.

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

The table below presents the fair value of the Swaps as well as their classification in the unaudited condensed consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	June 30, 2025	December 31, 2024
Balance sheet line item of derivative financial instruments:
Prepaid expenses and other	$1,354	$1,766
Deferred charges and other assets	—	721
Total derivatives designated as hedging instruments	$1,354	$2,487

The table below summarizes changes in accumulated other comprehensive income by component:

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, March 31, 2025	$1,657	$(434)	$1,223
Net change in unrealized gain	239	(57)	182
Amounts reclassified to interest expense	(542)	137	(405)
Net current period other comprehensive (loss) income	(303)	80	(223)
Balance, June 30, 2025	$1,354	$(354)	$1,000

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2024	$2,487	$(634)	$1,853
Net change in unrealized loss	(53)	13	(40)
Amounts reclassified to interest expense	(1,080)	267	(813)
Net current period other comprehensive (loss) income	(1,133)	280	(853)
Balance, June 30, 2025	$1,354	$(354)	$1,000

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, March 31, 2024	$4,361	$(1,099)	$3,262
Net change in unrealized gain	725	(154)	571
Amounts reclassified to interest expense	(536)	108	(428)
Net current period other comprehensive (loss) income	189	(46)	143
Balance, June 30, 2024	$4,550	$(1,145)	$3,405

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2023	$2,241	$(573)	$1,668
Net change in unrealized gain	2,845	(680)	2,165
Amounts reclassified to interest expense	(536)	108	(428)
Net current period other comprehensive (loss) income	2,309	(572)	1,737
Balance, June 30, 2024	$4,550	$(1,145)	$3,405

Note 11. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is currently involved in one state income tax audit and no federal income tax audits as of June 30, 2025. The Company’s income tax returns are generally open to examination from 2021 forward. The net operating losses acquired in the acquisition of nTelos are open to examination from 2005 forward and the net operating losses acquired from Horizon are open to examination from 2013 forward.

The effective tax rates for the three and six months ended June 30, 2025 and 2024, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Expected tax benefit at federal statutory rate	$(2,540)	$(3,775)	$(4,693)	$(4,849)
State income tax benefit, net of federal tax effect	(653)	(974)	(1,206)	(1,236)
Excess tax deficiency from share-based compensation and other expense, net	145	(451)	1,732	(141)
Income tax benefit	$(3,048)	$(5,200)	$(4,167)	$(6,226)

The Company made $2.3 million in payments and received $0.2 million in refunds for income taxes during the six months ended June 30, 2025. The Company made $7.3 million in payments and received $0.2 million in refunds for income taxes for the six months ended June 30, 2024.

Note 12. Redeemable Noncontrolling Interest

On October 24, 2023, Shentel Broadband Holding Inc. (“Shentel Broadband”), a wholly-owned subsidiary of Shentel, entered into an investment agreement (the “Investment Agreement”) with ECP Fiber Holdings, LP, a Delaware limited partnership (“ECP Investor”), and, solely for the limited purposes set forth therein, Hill City Holdings, LP, a Delaware limited partnership affiliated with ECP Investor. Subject to the terms and conditions set forth in the Investment Agreement, on April 1, 2024, Shentel Broadband issued to ECP Investor 81,000 shares of Shentel Broadband’s 7% Series A Participating Exchangeable Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share in exchange for $81 million in cash. As of June 30, 2025, 100,000 shares of the Series A Preferred Stock were authorized for issuance and 81,000 shares of the Series A Preferred Stock were outstanding.

The Series A Preferred Stock is exchangeable at the option of the Investor in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share, which may be adjusted pursuant to the terms of the Investment Agreement. As of June 30, 2025, the Series A Preferred Stock was exchangeable for 3,553,177 shares of Common Stock.

Dividends on the Series A Preferred Stock accrue at 7% per annum compounded and payable quarterly in arrears, and, at Shentel’s option, may be paid in cash or in kind (such dividends paid in kind, “PIK Dividends”). The Company has historically elected to issue PIK Dividends which increase the liquidation preference of the Series A Preferred Stock. As of June 30, 2025, the Series A Preferred Stock had a liquidation preference of $87.1 million.

Note 13. Stock Compensation and Earnings (Loss) per Share

Activity related to the Company’s equity compensation, which includes the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”), was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2024	875	$20.63
Granted	751	12.05
Vested	(345)	20.70
Forfeited	(35)	16.67
Outstanding awards, June 30, 2025	1,246	15.55

The total fair value of RSUs vested was $4.2 million during the six months ended June 30, 2025.

Activity related to the Company’s Relative Total Shareholder Return RSUs (“RTSRs”) was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2024	259	$22.96
Granted	241	12.31
Vested	—	—
Forfeited	(22)	18.06
Outstanding awards, June 30, 2025	478	17.82

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock compensation expense	$2,493	$2,538	$6,390	$6,673
Capitalized stock compensation	(306)	(268)	(486)	(437)
Stock compensation expense, net	$2,187	$2,270	$5,904	$6,236

As of June 30, 2025, there was $11.3 million of total unrecognized compensation cost related to non-vested RSUs and RTSRs which is expected to be recognized over weighted average period of 2.5 years.

The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Calculation of net (loss) income per share:
Loss from continuing operations	$(9,048)	$(12,773)	$(18,180)	$(16,863)
Total (loss) income from discontinued operations, net of tax	—	(99)	—	218,687
Net (loss) income	$(9,048)	$(12,872)	$(18,180)	$201,824

Amounts attributable to common shareholders
Loss from continuing operations	$(10,545)	$(12,773)	$(21,149)	$(16,863)
Total (loss) income from discontinued operations	—	(99)	—	218,687
Net (loss) income attributable to common shareholders	$(10,545)	$(12,872)	$(21,149)	$201,824

Basic and diluted weighted average shares outstanding	55,103	54,730	55,032	52,620

Per share amounts attributable to common shareholders
Loss from continuing operations	$(0.19)	$(0.24)	$(0.38)	$(0.32)
(Loss) income from discontinued operations, net of tax	—	—	—	4.16
Net (loss) income per share	$(0.19)	$(0.24)	$(0.38)	$3.84

The Company applies the two-class method when computing net income (loss) per share attributable to common shareholders as the Company has issued preferred stock that meets the definition of a participating security. The Company considers Series A Preferred Stock to be a participating security as the holders are entitled to receive cumulative dividends.

The Company determines the dilutive impact of equity awards and the Series A Preferred Stock (on an as-converted basis) by applying the treasury stock method and the if-converted method, respectively. The following table presents potentially dilutive instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Potentially dilutive equity awards	436	392	431	444
Potentially dilutive shares related to the Series A Preferred Stock	3,553	3,306	3,553	3,306
Total potentially dilutive instruments	3,989	3,698	3,984	3,750

Potentially dilutive instruments were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company’s loss from continuing operations for the periods.

Note 14. Government Grants

During the six months ended June 30, 2025, the Company was awarded an additional grant of $2.7 million to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $17.3 million and $7.7 million in cash reimbursements during the six months ended June 30, 2025 and 2024, respectively, and had approximately $7.2 million and $0.3 million in accounts receivable as of June 30, 2025 and December 31, 2024, respectively.

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

Note 16. Discontinued Operations

On March 29, 2024, Shenandoah Mobile, LLC, a wholly-owned subsidiary of Shentel, completed the initial closing of its previously disclosed sale of substantially all of Shentel’s tower portfolio and operations (“Tower Portfolio”) to Vertical Bridge Holdco, LLC for $309.9 million (the “Tower Transaction”). The Tower Transaction represented a strategic shift in the Company’s business and the Tower Portfolio was reclassified as a discontinued operation. As a result, for all periods presented, the operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows.

Income from discontinued operations, net of tax in the unaudited condensed consolidated statements of operations consist of the following for the period:

(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Service revenue and other	$—	$4,542
Operating expenses:
Cost of services	—	1,059
Selling, general and administrative	—	572
Depreciation and amortization	—	222
Total operating expenses	—	1,853
Operating income	—	2,689
Other income:
Gain on sale of disposition of Tower Portfolio	—	294,250
Other expense	(129)	(129)
(Loss) income before income taxes	(129)	296,810
Income tax (benefit) expense	(30)	78,123
(Loss) income from discontinued operations, net of tax	$(99)	$218,687

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

The following table summarizes the Company’s revenue, loss from continuing operations, Adjusted EBITDA and significant expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousand)	2025	2024	2025	2024
Service revenue and other	$88,568	$85,799	$176,466	$155,047
Significant expenses and other items:
Cost of services exclusive of depreciation and amortization	32,624	34,541	65,654	60,526
Selling, general and administrative exclusive of stock-based compensation	27,556	27,969	54,831	51,981
Adjusted EBITDA	28,388	23,289	55,981	42,540
Stock-based compensation expense, net of amount capitalized	2,187	2,270	5,904	6,236
Restructuring, integration and acquisition	206	11,325	716	11,943
Depreciation and amortization	35,103	25,579	64,561	43,022
Interest expense	6,003	3,996	10,895	8,072
Other[1]	(3,015)	(1,908)	(3,748)	(3,644)
Income tax benefit	(3,048)	(5,200)	(4,167)	(6,226)
Loss from continuing operations	$(9,048)	$(12,773)	$(18,180)	$(16,863)

1 Other primarily includes a gain on escrow settlement, patronage income, interest income, and benefit plan gains.

Note 18. Subsequent Event

On July 9, 2025 (the “Acquisition Closing Date”), Shentel completed the acquisition of the FTTH assets and operations of a fiber business based in Virginia for $5.0 million. Shentel has concluded that the set of acquired assets and operations meets the definition of a business, and therefore, will apply the acquisition method of accounting, in accordance with the FASB’s ASC 805, “Business Combinations”.

Shentel is in the process of finalizing its evaluation of the tangible and intangible assets acquired and liabilities assumed, as well as the initial purchase price allocation as of the Acquisition Closing Date, including the determination of any resulting goodwill.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will,” “should,” “could” or “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position, operating results and cash flows, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024 (“2024 Form 10-K”). The forward-looking statements included in this Form 10-Q are made only as of the date of the statement. We undertake no obligation to revise or update such statements to reflect current events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events, except as required by law.
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

Recent Developments

Asset Purchase Agreement

The Company executed an Asset Purchase Agreement in April 2025 to acquire fiber-to-the-home (“FTTH”) assets and operations of a fiber business based in Virginia for $5 million, including passings over 1,500 homes and businesses with approximately 700 customers in Virginia. The Company completed the acquisition on July 9, 2025.

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

H.R.1 - 119th Congress (2025-2026)

On July 4, 2025, H.R.1 was signed into law and includes numerous changes to existing tax law, including provisions providing current deductibility of certain property additions and limitations on interest deductions based on a tax EBITDA framework. These provisions are generally effective beginning in 2025, and we currently anticipate they will partially defer our income tax payments in future years and will not have a material impact on our effective tax rate. Management continues to review the H.R.1 tax provisions to assess impacts to our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2025	% of Revenue	2024	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$42,837	48.4%	$44,243	51.6%	$(1,406)	(3.2)%
Residential & SMB - Glo Fiber Expansion Markets	19,796	22.4%	14,093	16.4%	5,703	40.5%
Commercial Fiber	19,483	22.0%	20,723	24.2%	(1,240)	(6.0)%
RLEC & Other	6,452	7.3%	6,740	7.9%	(288)	(4.3)%
Total revenue	88,568	100.0%	85,799	100.0%	2,769	3.2%
Operating expenses
Cost of services	32,624	36.8%	34,541	40.3%	(1,917)	(5.5)%
Selling, general and administrative	29,743	33.6%	30,239	35.2%	(496)	(1.6)%
Restructuring, integration and acquisition	206	0.2%	11,325	13.2%	(11,119)	(98.2)%
Depreciation and amortization	35,103	39.6%	25,579	29.8%	9,524	37.2%
Total operating expenses	97,676	110.3%	101,684	118.5%	(4,008)	(3.9)%
Operating loss	(9,108)	(10.3)%	(15,885)	(18.5)%	6,777	(42.7)%
Other (expense) income:
Interest expense	(6,003)	(6.8)%	(3,996)	(4.7)%	(2,007)	50.2%
Other income, net	3,015	3.4%	1,908	2.2%	1,107	58.0%
Loss from continuing operations before income taxes	(12,096)	(13.7)%	(17,973)	(20.9)%	5,877	(32.7)%
Income tax benefit	(3,048)	(3.4)%	(5,200)	(6.1)%	2,152	(41.4)%
Loss from continuing operations	(9,048)	(10.2)%	(12,773)	(14.9)%	3,725	(29.2)%
Loss from discontinued operations, net of tax	—	—%	(99)	(0.1)%	99	(100.0)%
Net (loss) income	(9,048)	(10.2)%	(12,872)	(15.0)%	3,824	(29.7)%
Dividends on redeemable noncontrolling interest	1,497	1.7%	—	—%	1,497	—%
Net loss attributable to common shareholders	$(10,545)	(11.9)%	$(12,872)	(15.0)%	$2,327	(18.1)%

Shentel updated the presentation of certain Residential & SMB - Incumbent Broadband Market, Commercial Fiber and RLEC & Other revenues for the prior year to conform with changes in how management currently views these lines of business.

Residential & SMB - Incumbent Broadband Markets revenue
Revenue from residential and small and medium business (“SMB”) customers in Incumbent Broadband Markets are primarily earned through the Company’s provision of data, video and voice services over primarily hybrid fiber coaxial (“HFC”) cable and to a lesser extent FTTH networks in incumbent markets.

Residential & SMB - Incumbent Broadband Markets revenue decreased by $1.4 million, or 3.2%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 primarily due to lower video revenue driven by a 14.5% decline in video revenue generating units (“RGUs”).

Residential & SMB - Glo Fiber Expansion Markets revenue
Revenue from residential and SMB customers in Glo Fiber Expansion Markets are primarily earned through the Company’s provision of data, video and voice services over FTTH networks in new greenfield expansion markets.

Residential & SMB - Glo Fiber Expansion Markets revenue increased by $5.7 million, or 40.5%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 primarily due to a 43.1% year-over-year growth in data RGUs driven by the Company’s increase in data penetration rate and increase in passings.

Commercial Fiber revenue
Revenue from Commercial Fiber customers is primarily earned through the Company’s provision of high-speed Ethernet, wavelength, dark fiber leasing and managed services over fiber optic networks.

Commercial Fiber revenue decreased by $1.2 million, or 6.0%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 primarily due to $0.8 million in non-cash deferred revenue adjustments and $0.9 million in early termination fees earned in the prior year. Excluding these variances, Commercial Fiber revenue grew 2.7% over the prior period 2024.

RLEC & Other revenue
Shentel’s RLEC & Other revenue is primarily earned through the Company’s provision of voice and digital subscriber line (“DSL”) telephone services over copper networks primarily in Shenandoah County, Virginia and Ross County, Ohio. Shentel also earns governmental support revenue through the federal Universal Service Fund.

RLEC & Other revenue decreased by $0.3 million, or 4.3%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 primarily due to a 20.5% decline in DSL RGUs and 38% decline in switched access revenue, partially offset by an increase in governmental support revenue.

Cost of services
Cost of services primarily consist of costs to acquire and deliver video programming, internal labor to maintain our network and service our customers, maintenance and third party network line expenses.

Cost of services decreased by $1.9 million, or 5.5%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 due to decreases in network payroll, line and programming costs.

Selling, general and administrative
Selling, general and administrative expenses consist of employee compensation, advertising, software maintenance, stock-based compensation, and operating taxes.

Selling, general and administrative expense decreased by $0.5 million, or 1.6%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 due to decreases in professional fees and software maintenance costs, partially offset by an increase in property taxes.

Restructuring, integration and acquisition
Restructuring, integration and acquisition expense decreased by $11.1 million, or 98.2%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024. Restructuring, integration and acquisition expense in 2024 related primarily to costs incurred to effect the Company’s acquisition (the “Horizon Transaction”) of Horizon Acquisition Parent LLC (“Horizon”) and integration costs during the post-acquisition period.

Depreciation and amortization
Depreciation and amortization increased by $9.5 million, or 37.2%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 due to the Company’s expansion of its Glo Fiber network and a $4.2 million write-off of plant under construction inventory assets no longer expected to be used.

Interest expense
Interest expense increased by $2.0 million, or 50.2%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 due to an increase in the Company’s outstanding debt.

Other income, net
Other income, net increased by $1.1 million, or 58.0%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 due to a favorable settlement of the Horizon acquisition related escrow claim.

Income tax benefit
Income tax benefit decreased by $2.2 million, or 41.4%, in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 due to lower pre-tax loss in the current period.

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

The Company’s consolidated results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2025	% of Revenue	2024	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$86,196	48.8%	$88,047	56.8%	$(1,851)	(2.1)%
Residential & SMB - Glo Fiber Expansion Markets	38,240	21.7%	26,211	16.9%	12,029	45.9%
Commercial Fiber	39,095	22.2%	30,706	19.8%	8,389	27.3%
RLEC & Other	12,935	7.3%	10,083	6.5%	2,852	28.3%
Total revenue	176,466	100.0%	155,047	100.0%	21,419	13.8%
Operating expenses
Cost of services	65,654	37.2%	60,526	39.0%	5,128	8.5%
Selling, general and administrative	60,735	34.4%	58,217	37.5%	2,518	4.3%
Restructuring, integration and acquisition	716	0.4%	11,943	7.7%	(11,227)	(94.0)%
Depreciation and amortization	64,561	36.6%	43,022	27.7%	21,539	50.1%
Total operating expenses	191,666	108.6%	173,708	112.0%	17,958	10.3%
Operating loss	(15,200)	(8.6)%	(18,661)	(12.0)%	3,461	(18.5)%
Other (expense) income:
Interest expense	(10,895)	(6.2)%	(8,072)	(5.2)%	(2,823)	35.0%
Other income, net	3,748	2.1%	3,644	2.4%	104	2.9%
Loss from continuing operations before income taxes	(22,347)	(12.7)%	(23,089)	(14.9)%	742	(3.2)%
Income tax benefit	(4,167)	(2.4)%	(6,226)	(4.0)%	2,059	(33.1)%
Loss from continuing operations	(18,180)	(10.3)%	(16,863)	(10.9)%	(1,317)	7.8%
Income from discontinued operations, net of tax	—	—%	218,687	141.0%	(218,687)	NMF
Net (loss) income	(18,180)	(10.3)%	201,824	130.2%	(220,004)	NMF
Dividends on redeemable noncontrolling interest	2,969	1.7%	—	—%	2,969	NMF
Net loss attributable to common shareholders	$(21,149)	(12.0)%	$201,824	130.2%	$(222,973)	NMF

Shentel updated the presentation of certain Residential & SMB - Incumbent Broadband Markets, Commercial Fiber and RLEC & Other revenues in the prior year to conform with changes in how management currently views these lines of business.

Additionally, Shentel acquired Horizon on April 1, 2024 and consequently, results for the six months ended June 30, 2024 included three months of Horizon revenue, whereas the comparable six months ended June 30, 2025 included six months of Horizon revenue. Information below includes the results of the acquired Horizon markets during the first three months of 2025 and explanations of the remaining change.

Residential & SMB - Incumbent Broadband Markets revenue
Residential & SMB - Incumbent Broadband Markets revenue decreased by $1.9 million, or 2.1%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Shentel recognized $1.7 million of revenues earned in the acquired Horizon markets during the first three months of 2025. The remaining decrease of $3.6 million was primarily due to lower video revenue driven by a 14.5% decline in video RGUs.

Residential & SMB - Glo Fiber Expansion Markets revenue
Residential & SMB - Glo Fiber Expansion Markets revenue increased by $12.0 million, or 45.9%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Shentel recognized $0.7 million of revenues earned in the acquired Horizon markets during the first three months of 2025. The remaining increase of $11.3 million was primarily due to a

43.1% year-over-year growth in data RGUs driven by the Company’s increase in data penetration rate and increase in passings.

Commercial Fiber revenue
Commercial Fiber revenue increased by $8.4 million, or 27.3%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Shentel recognized $9.9 million of revenues earned in the acquired Horizon markets during the first three months of 2025. The remaining decrease of $1.5 million was primarily due to less early termination fees and non-cash deferred revenue adjustments.

RLEC & Other revenue
RLEC & Other revenue increased by $2.9 million, or 28.3%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Shentel recognized $2.9 million of revenues earned in the acquired Horizon markets during the first three months of 2025.

Cost of services
Cost of services increased by $5.1 million, or 8.5%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Shentel incurred $7.6 million of cost of services in the acquired Horizon markets during the first three months of 2025. The remaining decrease of $2.5 million was due to decreases in network payroll, line, and programming costs.

Selling, general and administrative
Selling, general and administrative expense increased by $2.5 million, or 4.3%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Shentel incurred $3.2 million of selling, general and administrative costs in the acquired Horizon markets during the first three months of 2025. The remaining decrease of $0.7 million due to decreases in professional fees and bad debt expenses, partially offset by increases in property taxes and marketing and selling payroll.

Restructuring, integration and acquisition
Restructuring, integration and acquisition expense decreased by $11.2 million, or 94.0%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Restructuring, integration and acquisition expense in 2024 related primarily to costs incurred to effect the Horizon Transaction and integration of costs during the post-acquisition period.

Depreciation and amortization
Depreciation and amortization increased by $21.5 million, or 50.1%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Shentel incurred $9.2 million of depreciation and amortization related to the tangible and intangible assets acquired in the Horizon Transaction during the first three months of 2025. The remaining increase of $12.3 million was due to the Company’s expansion of its Glo Fiber network and a $4.2 million write-off of plant under construction inventory assets no longer expected to be used.

Interest expense
Interest expense increased by $2.8 million, or 35.0%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024 due to an increase in the Company’s outstanding debt.

Other income, net
Other income, net increased by $0.1 million, or 2.9%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024 due to a favorable settlement of the Horizon acquisition related escrow claim, partially offset by higher interest income earned in the prior year.

Income tax benefit
Income tax benefit decreased by $2.1 million, or 33.1%, in the six months ended June 30, 2025 compared with the six months ended June 30, 2024 due to lower pre-tax loss in the current period and higher excess tax benefits derived from vesting of restricted stock.

Additional Information

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by over 17,700 route miles of fiber.

The following table indicates selected operating statistics. Shentel updated the presentation of certain revenues and voice RGUs in the prior year to conform with changes in how management views these lines of business. This reclassification resulted in updated Average Revenue per User (“ARPU”) and voice RGUs for the prior period.

	Three Months Ended June 30,
	2025	2024
Homes and businesses passed (1)
Incumbent Broadband Markets	244,007	232,531
Glo Fiber Expansion Markets	378,916	297,545
Total homes and businesses passed	622,923	530,076

Residential & SMB RGUs:
Incumbent Broadband Markets	111,730	111,256
Glo Fiber Expansion Markets	76,276	53,285
Broadband Data	188,006	164,541
Video	37,626	42,079
Voice	26,129	24,848
Total Residential & SMB RGUs (excludes RLEC)	251,761	231,468

Residential & SMB Penetration (2)
Incumbent Broadband Markets	45.8%	47.8%
Glo Fiber Expansion Markets	20.1%	17.9%
Broadband Data	30.2%	31.0%
Video	6.0%	7.9%
Voice	4.4%	4.9%

Residential & SMB ARPU (3)
Incumbent Broadband Markets	$83.05	$83.49
Glo Fiber Expansion Markets	$76.72	$77.56
Broadband Data	$80.56	$81.64
Video	$125.15	$116.96
Voice	$32.68	$35.21

Fiber route miles	17,740	16,029
Total fiber miles (4)	1,936,922	1,798,211
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
(3)ARPU calculation = (Residential & SMB Revenue) / average RGUs / 3 months.
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

In 2021, Congress passed the American Rescue Plan Act and the Infrastructure Investment and Jobs Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $151.1 million in grants to serve approximately 27,100 unserved homes in the states of Virginia, Ohio, Maryland and West Virginia and to upgrade the capacity of the Ohio middle mile network. The grants will be paid to the Company as certain milestones are completed. As of June 30, 2025, the Company had $94.6 million in grants available. The Company expects to fulfill the majority of its obligations under these programs by 2026.

As of June 30, 2025, the Company’s total available liquidity was $266.7 million, consisting of (i) cash and cash equivalents totaling $29.1 million; (ii) $143.0 million of availability under the Company’s revolving credit facility; and (iii) an aggregate of $94.6 million remaining reimbursements available under government grants, which reimbursements are subject to fulfilling the terms of the underlying agreements.

Net cash provided by operating activities from continuing operations was approximately $43.7 million during the six months ended June 30, 2025, representing an increase of $20.5 million compared with the prior year period, primarily driven by increases in revenue and timing of changes in working capital.

Net cash used in investing activities from continuing operations was approximately $151.9 million during the six months ended June 30, 2025, representing a decrease of $337.0 million compared with the prior year period, primarily driven by a $347.1 million decrease in cash disbursed for acquisitions and a $9.6 million increase in cash receipts from government grant programs, partially offset by a $18.5 million increase in capital expenditures driven by expansion of Glo Fiber and government-subsidized markets.

Net cash provided by financing activities from continuing operations was approximately $93.2 million during the six months ended June 30, 2025, representing an increase of $23.3 million compared with the prior year period, primarily driven by an increase of $100.0 million in borrowings under the Term Loans, partially offset by a decrease in proceeds from equity issuances and a $2.3 million increase in principal payments on long-term debt.

Indebtedness: As of June 30, 2025, the Company’s net indebtedness was approximately $511.8 million, including $513.1 million in outstanding Term Loans, net of unamortized loan fees of $1.3 million. The borrowed amounts bear interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage. The weighted-average interest rate for the Term Loans was 6.97% at June 30, 2025.

Shentel’s Term Loans, which consist of Term Loan A-1, Term Loan A-2 and Term Loan A-3, have outstanding balances of $140.9 million, $147.8 million and $224.4 million, respectively. The Term Loans require quarterly payments based on a percentage of the outstanding balance. On April 16, 2025, Shentel amended the Credit Agreement (the “Fourth Amendment”) to extend the maturity date of the Revolver and Term Loan A-1 to July 1, 2027. Both Term Loan A-2 and Term Loan A-3 mature on July 1, 2028.

Refer to Note 9, Debt, in the Company’s unaudited condensed consolidated financial statements for more information about the Credit Agreement.

The Fourth Amendment of Shentel’s Credit Agreement also amended certain covenant provisions, including increasing the maximum Total Net Leverage Ratio (as defined in the Credit Agreement) permitted as of the last day of any fiscal quarter to 4.75:1.00. As of June 30, 2025, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flows from continuing operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the six months ended June 30, 2025, our capital expenditures of $169.4 million exceeded our net cash provided by operating activities of continuing operations by $125.7 million, and we expect our capital expenditures to exceed the cash flows provided from continuing operations through 2026, as we expand our Glo Fiber broadband network.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have borrowed a total of $525 million pursuant to the variable rate delayed draw Term Loans available under the Credit Agreement. As of June 30, 2025, Shentel has borrowed the full amount available under our Term Loans A-1, A-2 and A-3.

As of June 30, 2025, the Company had $513.1 million of gross variable rate debt outstanding. The weighted-average interest rate was 6.97% for the Term Loans at June 30, 2025. An increase in market interest rates of 1.00% would add approximately $5.1 million to annual interest expense.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of June 30, 2025, the Company has identified one additional risk factor related to potential cost pressures associated with tariffs as presented in the Financial Condition and Liquidity section.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended June 30, 2025, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	—	—
June 1 to June 30	18	13.23
Total	18

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit Description

10.1
Amendment No. 4 to Credit Agreement, dated April 16, 2025, by and among Shentel Broadband Operations LLC, certain subsidiaries of Shentel Telecommunications Company, CoBank ACB, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Shentel’s Current Report on Form 8-K filed April 17, 2025).

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
Date: July 31, 2025