Form 10-Q
period 2025-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2025-10-29
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	54,898,139
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on October 24, 2025)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$22,621	$46,272
Accounts receivable, net of allowance for credit losses of $1,241 and $1,156, respectively	25,309	29,722
Income taxes receivable	3,308	1,244
Prepaid expenses and other	16,754	17,282
Total current assets	67,992	94,520
Investments	16,344	15,709
Property, plant and equipment, net	1,571,726	1,438,538
Goodwill and intangible assets, net	157,386	157,723
Operating lease right-of-use assets	18,948	19,548
Deferred charges and other assets	18,028	14,235
Total assets	$1,850,424	$1,740,273
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$10,084	$9,204
Accounts payable	76,870	57,820
Advanced billings and customer deposits	16,811	16,104
Accrued compensation	14,838	16,283
Current operating lease liabilities	2,851	3,060
Accrued liabilities and other	13,947	12,100
Total current liabilities	135,401	114,571
Long-term debt, less current maturities, net of unamortized loan fees	524,019	407,675
Other long-term liabilities:
Deferred income taxes	160,129	167,716
Benefit plan obligations	5,122	4,945
Non-current operating lease liabilities	9,890	10,794
Other liabilities	36,229	33,525
Total other long-term liabilities	211,370	216,980
Commitments and contingencies (Note 15)
Temporary equity:
Redeemable noncontrolling interest	86,956	82,464
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 54,898 and 54,605 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	155,390	147,733
Retained earnings	736,935	768,997
Accumulated other comprehensive income, net of taxes	353	1,853
Total shareholders’ equity	892,678	918,583
Total liabilities, temporary equity and shareholders’ equity	$1,850,424	$1,740,273
See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenue and other	$89,796	$87,599	$266,262	$242,646
Operating expenses:
Cost of services exclusive of depreciation and amortization	32,384	34,415	98,038	94,941
Selling, general and administrative	29,791	28,006	90,526	86,223
Restructuring, integration and acquisition	293	1,673	1,009	13,616
Depreciation and amortization	34,492	27,681	99,053	70,703
Total operating expenses	96,960	91,775	288,626	265,483
Operating loss	(7,164)	(4,176)	(22,364)	(22,837)
Other (expense) income:
Interest expense	(6,789)	(3,668)	(17,684)	(11,740)
Other income, net	1,589	998	5,337	4,642
Loss from continuing operations before income taxes	(12,364)	(6,846)	(34,711)	(29,935)
Income tax benefit	(2,974)	(1,542)	(7,141)	(7,768)
Loss from continuing operations	(9,390)	(5,304)	(27,570)	(22,167)
Discontinued operations:
Income from discontinued operations, net of tax	—	41	—	1,923
Gain on the sale of discontinued operations, net of tax	—	—	—	216,805
Total income from discontinued operations, net of tax	—	41	—	218,728
Net (loss) income	(9,390)	(5,263)	(27,570)	196,561
Dividends on redeemable noncontrolling interest	1,523	1,638	4,492	1,638
Net (loss) income attributable to common shareholders	$(10,913)	$(6,901)	$(32,062)	$194,923

Net (loss) income per share attributable to common shareholders, basic and diluted:
Loss from continuing operations	$(0.20)	$(0.13)	$(0.58)	$(0.45)
Income from discontinued operations, net of tax	—	—	—	4.10
Net (loss) income per share	$(0.20)	$(0.13)	$(0.58)	$3.65

Weighted average shares outstanding	55,150	54,781	55,083	53,370

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(9,390)	$(5,263)	$(27,570)	$196,561
Other comprehensive income:
Net change in unrealized gain (loss)	187	(1,686)	147	479
Amounts reclassified from accumulated other comprehensive income	(834)	(716)	(1,647)	(1,144)
Comprehensive (loss) income	(10,037)	(7,665)	(29,070)	195,896
Dividends on redeemable noncontrolling interest	1,523	1,638	4,492	1,638
Comprehensive (loss) income attributable to common shareholders	$(11,560)	$(9,303)	$(33,562)	$194,258

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND SHAREHOLDERS' EQUITY
(in thousands)

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2025	81	$85,433	54,897	$153,116	$747,848	$1,000	$901,964
Net loss	—	—	—	—	(9,390)	—	(9,390)
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	187	187
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(834)	(834)
Stock-based compensation	—	—	—	2,260	—	—	2,260
Common stock issued	—	—	1	14	—	—	14
Preferred stock dividends - paid in kind	—	1,523	—	—	(1,523)	—	(1,523)
Balance, September 30, 2025	81	$86,956	54,898	$155,390	$736,935	$353	$892,678

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2024	81	$82,464	54,605	$147,733	$768,997	$1,853	$918,583
Net loss	—	—	—	—	(27,570)	—	(27,570)
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	147	147
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(1,647)	(1,647)
Stock-based compensation	—	—	375	8,650	—	—	8,650
Common stock issued	—	—	3	42	—	—	42
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(85)	(1,035)	—	—	(1,035)
Preferred stock dividends - paid in kind	—	4,492	—	—	(4,492)	—	(4,492)
Balance, September 30, 2025	81	$86,956	54,898	$155,390	$736,935	$353	$892,678

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, June 30, 2024	81	$79,380	54,572	$143,784	$785,893	$3,405	$933,082
Net loss	—	—	—	—	(5,263)	—	(5,263)
Unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	(1,686)	(1,686)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(716)	(716)
Stock-based compensation	—	—	—	1,566	—	—	1,566
Common stock issued	—	—	1	13	—	—	13
Preferred stock dividends	—	1,638	—	—	(1,638)	—	(1,638)
Balance, September 30, 2024	81	$81,018	54,573	$145,363	$778,992	$1,003	$925,358

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2023	—	$—	50,272	$66,933	$584,069	$1,668	$652,670
Net income	—	—	—	—	196,561	—	196,561
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	479	479
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(1,144)	(1,144)
Stock-based compensation	—	—	285	8,239	—	—	8,239
Common stock issued	—	—	4,101	71,862	—	—	71,862
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(85)	(1,671)	—	—	(1,671)
Issuance of redeemable noncontrolling interest	81	79,380	—	—	—	—	—
Preferred stock dividends	—	1,638	—	—	(1,638)	—	(1,638)
Balance, September 30, 2024	81	$81,018	54,573	$145,363	$778,992	$1,003	$925,358

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(27,570)	$196,561
Income from discontinued operations, net of tax	—	218,728
Loss from continuing operations	(27,570)	(22,167)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	97,611	69,632
Amortization of intangible assets	1,442	1,071
Stock-based compensation expense, net of amount capitalized	7,970	7,620
Deferred income taxes	(7,103)	(7,768)
Provision for credit losses	1,481	1,748
Other, net	(97)	903
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	2,234	(630)
Current income taxes	187	1,154
Operating lease assets and liabilities, net	(513)	(123)
Other assets	(3,176)	(3,045)
Accounts payable	1,462	(583)
Other deferrals and accruals	531	564
Net cash provided by operating activities - continuing operations	74,459	48,376
Net cash used in operating activities - discontinued operations	(2,251)	(6,405)
Net cash provided by operating activities	72,208	41,971

Cash flows from investing activities:
Capital expenditures	(251,546)	(226,452)
Government grants received	39,884	11,094
Proceeds from escrow related to business acquisition	6,471	—
Cash disbursed for acquisitions, net of cash acquired	(5,000)	(347,411)
Proceeds from sale of assets and other	276	1,846
Net cash used in investing activities - continuing operations	(209,915)	(560,923)
Net cash provided by investing activities - discontinued operations	—	305,827
Net cash used in investing activities	(209,915)	(255,096)

Cash flows from financing activities:
Proceeds from credit facility borrowings	125,000	50,000
Principal payments on long-term debt	(7,607)	(4,843)
Payments for debt issuance and amendment costs	(951)	(4,570)
Proceeds from the issuance of redeemable noncontrolling interest, net of financing fees paid	—	79,380
Taxes paid for equity award issuances	(1,035)	(1,671)
Payments for financing arrangements and other	(1,351)	(1,327)
Net cash provided by financing activities	114,056	116,969
Net decrease in cash and cash equivalents	(23,651)	(96,156)
Cash and cash equivalents, beginning of period	46,272	139,255
Cash and cash equivalents, end of period	$22,621	$43,099

Supplemental Disclosures of Cash Flow Information
Interest paid, net of amounts capitalized	$(16,272)	$(8,935)
Income taxes paid	$1,955	$(6,657)

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Other Information

Shenandoah Telecommunications Company and its subsidiaries (collectively, “Shentel”, “we”, “our”, “us”, or the “Company”) provide broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and digital subscriber line (“DSL”) services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by a fiber network.

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

In December 2023, FASB issued ASU 2023-09 “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). This accounting update requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2024. The Company does not anticipate adoption of ASU 2023-09 will have a material impact on the financial position, results of operations, cash flows or disclosures, but expects certain changes to disclosures including disclosure of a rate reconciliation between the amount of reported income tax expense or benefit and the United States statutory rate and disclosure of income taxes paid disaggregated by jurisdiction.

In November 2024, FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”). This accounting update requires disclosure of disaggregated expense in prescribed categories underlying any relevant income statement expense caption. The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the impact of adopting ASU 2024-03 on the consolidated financial statements and related disclosures. The Company expects the adoption of the standard to result in additional disaggregation of expense captions within its footnote disclosures.

There have been no additional material developments related to recently issued accounting standards beyond those noted above, including the expected dates of adoption and estimated effects on the Company’s unaudited condensed consolidated financial statements and note disclosures from those disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024, that would be expected to impact the Company.

Note 2. Acquisitions
Virginia Fiber Acquisition

On July 9, 2025, Shentel completed an acquisition of the fiber to the home (“FTTH”) assets and operations of a fiber business based in Virginia to expand its footprint. Shentel concluded that the set of acquired assets and operations meets the definition of a business, and therefore, applied the acquisition method of accounting, in accordance with the FASB’s ASC 805, “Business Combinations.”

The total purchase price used to apply the acquisition method was $5.0 million. Shentel recorded $3.9 million in property, plant and equipment assets, $0.6 million in definite-lived intangible assets and $0.5 million in goodwill.

Horizon Acquisition

On April 1, 2024 (the “Closing Date”), Shentel completed the acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, the sellers set forth on the signature pages thereto and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024).

The total purchase price used to apply the acquisition method of accounting was $416.2 million, which consisted of $349.4 million of cash consideration paid and $71.8 million of common stock, representing the fair value of 4,100,375 shares of Shentel’s common stock issued to a selling shareholder of Horizon. In accordance with ASC 805, “Business Combinations,” the allocation of the consideration value was subject to adjustment until the Company completed its analysis, in a period of time, but not to exceed one year after the date of acquisition, or April 1, 2025, in order to provide the Company with the time to complete the valuation of its assets and liabilities. As of April 1, 2025, the Company completed and finalized its analysis and allocation of the consideration value to assets acquired and liabilities assumed. In July 2025, Shentel received a $6.5 million refund of escrow amounts related to the original purchase price.

In connection with the acquisition, Shentel incurred integration and acquisition-related costs of $0.6 million related to severance, information technology, and other similar expenses for the nine months ended September 30, 2025. No material integration and acquisition-related costs were incurred during the three months ended September 30, 2025. Shentel incurred acquisition-related costs of $1.7 million and $13.6 million related to banking, legal, accounting, and other similar expenses for the three and nine months ended September 30, 2024, respectively. These costs are recorded in restructuring, integration and acquisition expenses in the Company’s unaudited condensed consolidated statements of operations.

The Company has included the results of the operations of Horizon for financial reporting purposes for the period subsequent to the date of acquisition. The unaudited pro forma operating revenues and loss before income taxes of the Company for the nine months ended September 30, 2024, as if the Horizon acquisition had occurred at the beginning of the period, were $258.5 million and $34.9 million, respectively. The pro forma results are based upon estimated valuations of the assets acquired and liabilities assumed as well as preliminary estimates of depreciation and amortization charges thereon. Other pro forma adjustments include the following:

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

Note 3. Revenue from Contracts with Customers
The Company’s revenues by activity type were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Residential & SMB - Incumbent Broadband Markets[1]	$41,935	$43,499	$128,131	$131,546
Residential & SMB - Glo Fiber Expansion Markets[2]	21,305	15,100	59,545	41,311
Commercial Fiber	19,957	21,071	59,052	51,776
RLEC & Other	6,599	7,929	19,534	18,013
Service revenue and other	$89,796	$87,599	$266,262	$242,646
_______________________________________________________
1.Revenue from residential and small and medium business (“SMB”) customers in Incumbent Broadband Markets is primarily earned through the Company’s provision of data, video and voice services over primarily hybrid fiber coaxial cable and to a lesser extent FTTH networks in incumbent markets.
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

Shentel had $19.3 million and $27.4 million of gross trade receivables from customers as of September 30, 2025 and December 31, 2024, respectively.

Contract Assets

The Company’s contract assets primarily include commissions incurred to acquire contracts with customers. The Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period, which is approximately six years. The Company’s current contract assets are included in prepaid expenses and other and the Company’s non-current contract assets are included in deferred charges and other assets in its unaudited condensed consolidated balance sheets. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

The following tables present the activity of current and non-current contract assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning Balance	$11,873	$9,345	$10,251	$8,633
Commission payments	1,568	1,050	5,061	3,465
Contract asset amortization	(991)	(722)	(2,862)	(2,425)
Ending Balance	$12,450	$9,673	$12,450	$9,673

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

Shentel’s current contract liability balances were $13.2 million and $12.5 million as of September 30, 2025 and December 31, 2024, respectively. Shentel’s non-current contract liability balances were $11.1 million and $9.5 million as of September 30, 2025 and December 31, 2024, respectively. Shentel expects its current contract liability balances to be recognized as revenues during the twelve-month periods following the respective balance sheet dates. The majority of Shentel’s non-current contract liability balance is expected to be recognized as revenues within approximately 5 years.

Note 4. Investments

Investments consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
SERP investments at fair value	$3,022	$2,670
Cost method investments	13,117	12,813
Equity method investments	205	226
Total investments	$16,344	$15,709

SERP investments at fair value: The fair value of the supplemental executive retirement plan (“SERP”) investments is based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy.

Cost method investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $12.4 million and $12.1 million as of September 30, 2025 and December 31, 2024, respectively. Shentel recognized approximately $0.8 million and $0.4 million of patronage income in other income, net for the three months ended September 30, 2025 and 2024, respectively, and approximately $2.3 million and $1.1 million during the nine months ended September 30, 2025 and 2024, respectively. The Company expects that approximately 75% of the patronage distributions will be collected in cash and 25% in equity in 2025.

Note 5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	September 30, 2025	December 31, 2024
Land		$4,498	$4,514
Land improvements	10 years	3,677	3,717
Buildings and structures	10 - 45 years	53,924	52,706
Cable and fiber	12 - 30 years	1,449,956	1,294,689
Equipment and software	4 - 12 years	431,552	417,057
Total plant in service		1,943,607	1,772,683
Plant under construction		235,557	207,428
Total property, plant and equipment		2,179,164	1,980,111
Less: accumulated depreciation and amortization		(607,438)	(541,573)
Property, plant and equipment, net		$1,571,726	$1,438,538

Property, plant and equipment, net increased primarily due to capital expenditures to support the Company’s Glo Fiber market expansion. The Company’s accounts payable as of September 30, 2025 and December 31, 2024 included amounts associated with capital expenditures of approximately $70.4 million and $55.1 million, respectively. Depreciation and amortization expense was $34.0 million and $27.2 million during the three months ended September 30, 2025 and 2024, respectively, and $97.6 million and $69.6 million during the nine months ended September 30, 2025 and 2024, respectively. The Company also wrote off $3.2 million and $7.4 million plant under construction inventory assets during the three and nine months ended September 30, 2025, respectively. The write-off related to plant under construction inventory assets that are no longer planned to be used. These amounts are presented in depreciation and amortization in the Company’s unaudited condensed consolidated statements of operations.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill	$67,538	$—	$67,538	$67,055	$—	$67,055
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights and other	557	—	557	526	—	526
Total indefinite-lived intangibles	77,013	—	77,013	76,982	—	76,982

Finite-lived intangibles:
Subscriber relationships	43,012	(30,303)	12,709	42,447	(28,882)	13,565
Other intangibles	537	(411)	126	510	(389)	121
Total finite-lived intangibles	43,549	(30,714)	12,835	42,957	(29,271)	13,686
Total goodwill and intangible assets	$188,100	$(30,714)	$157,386	$186,994	$(29,271)	$157,723

Amortization expense was $0.5 million and $0.5 million during the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $1.1 million during the nine months ended September 30, 2025 and 2024, respectively.

As of October 1, 2024, management concluded that the estimated fair value of the broadband reporting unit exceeded the carrying value by 11%. During the three and nine months ended September 30, 2025, the Company performed goodwill impairment monitoring procedures and identified no indicators of impairment or triggering events. The Company will continue to monitor its reporting unit for any triggers that could impact recoverability of goodwill.

Note 7. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	September 30, 2025	December 31, 2024
Prepaid maintenance expenses	$8,655	$7,437
Broadband contract acquisition costs	3,664	3,165
Other	4,435	6,680
Prepaid expenses and other	$16,754	$17,282

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	September 30, 2025	December 31, 2024
Broadband contract acquisition costs	$8,786	$7,086
Other	9,242	7,149
Deferred charges and other assets	$18,028	$14,235

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued programming costs	$3,276	$4,227
Other	10,671	7,873
Accrued liabilities and other	$13,947	$12,100

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	September 30, 2025	December 31, 2024
Noncurrent portion of deferred revenue	$27,567	$26,809
Other	8,662	6,716
Other liabilities	$36,229	$33,525

Note 8. Leases

The Company leases various broadband network sites, fiber optic cable routes, warehouses, retail stores and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2025	2024	2025	2024
Finance lease cost
Amortization of leased assets	Depreciation and amortization	$175	$188	$543	$478
Interest on lease liabilities	Interest expense	22	27	68	70
Operating lease cost	Operating expense[1]	1,149	1,266	3,554	3,106
Lease cost		$1,346	$1,481	$4,165	$3,654
_________________________________________
(1)Operating lease expense is presented in cost of services or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of September 30, 2025:

(in thousands)	Operating Leases	Finance Leases	Total
2025 (remainder of the year)	$842	$70	$912
2026	3,389	400	3,789
2027	2,268	203	2,471
2028	1,858	158	2,016
2029	1,523	160	1,683
2030 and thereafter	7,394	1,041	8,435
Total lease payments	17,274	2,032	19,306
Less: Interest	(4,533)	(416)	(4,949)
Present value of lease liabilities	$12,741	$1,616	$14,357

Other information related to operating and finance leases was as follows:

	September 30, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (years)	8.6	8.5
Weighted average discount rate	6.3%	6.1%
Finance leases
Weighted average remaining lease term (years)	9.0	9.0
Weighted average discount rate	5.3%	5.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cash paid for operating lease liabilities	$1,050	$1,312	$3,454	$3,130
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	85	148	508	2,132

The Company also has other operating lease arrangements which generate revenue from leasing the excess fiber capacity of its fiber network assets. Contract terms for these arrangements can range from 1 to 40 years and are billed monthly. Lease revenue from these arrangements was $1.7 million and $5.1 million for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $4.1 million for the three and nine months ended September 30, 2024, respectively. These amounts are presented in service revenue and other in the Company’s unaudited condensed consolidated statements of operations. Contractual minimum rental receipts expected under the lease agreements in place as of September 30, 2025 is as follows:

(in thousands)	Operating Leases
2025 (remainder of the year)	$1,047
2026	4,352
2027	3,920
2028	3,710
2029	3,417
2030 and thereafter	18,858
Total	$35,304

Note 9. Debt

Shentel Broadband Operations LLC, an indirect wholly owned subsidiary of Shentel, has a credit agreement which contains a $150 million revolving credit facility (the “Revolver”) and $525 million in delayed draw amortizing term loans, including Term Loans A-1, A-2 and A-3 in the table below (collectively, the “Term Loans” and collectively with Revolver, the “Credit Agreement”). As of September 30, 2025, the availability under our Revolver was $118 million. The following Term Loans were outstanding under the Credit Agreement:

(in thousands)	September 30, 2025	December 31, 2024
Term loan A-1	$139,079	$144,451
Term loan A-2	147,395	148,506
Term loan A-3	223,876	125,000
Revolver	25,000	—
Total debt	535,350	417,957
Less: unamortized loan fees	(1,247)	(1,078)
Total debt, net of unamortized loan fees	$534,103	$416,879

The Term Loans bear interest at one-month term SOFR plus a margin. The margin is variable and determined by the Company’s net leverage ratio. Interest is paid monthly. The weighted-average interest rate was 7.47% for the Term Loans and Revolver at September 30, 2025.

Shentel is charged commitment fees on unutilized portions of its Revolver and Term Loans. The Company recorded $0.2 million and $0.6 million related to these fees for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, which are included in interest expense in the unaudited condensed consolidated statements of operations.

Interest expense recorded in Shentel’s unaudited condensed consolidated statements of operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$9,574	$6,158	$25,569	$17,755
Less: capitalized interest	(2,785)	(2,490)	(7,885)	(6,015)
Interest expense, net of capitalized interest	$6,789	$3,668	$17,684	$11,740

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

The following table summarizes the expected payments of Shentel’s outstanding borrowings as of September 30, 2025:

(in thousands)	Amount
2025 (remainder of the year)	$2,645
2026	10,430
2027	165,792
2028	356,483
Total	$535,350

Shentel has borrowed $25 million under its Revolver as of September 30, 2025. The entire outstanding principal amount borrowed against the Revolver is due July 1, 2027.

In addition to amounts borrowed under the Revolver as of September 30, 2025, Shentel has executed letter of credit arrangements totaling $7.1 million that reduce the available balance of the Revolver. The letter of credit arrangements were executed primarily pursuant to the requirements of the National Telecommunications and Information government grant program, discussed further in Note 14, Government Grants. These amounts are not considered borrowed, as no cash has been disbursed to Shentel or other parties.

The Credit Agreement is fully secured by a pledge and unconditional guarantee from Shentel Personal Communications, LLC, Shenandoah Cable Television, LLC, Shenandoah Mobile, LLC and Shentel Management Company. This provides the lenders a security interest in substantially all of the assets of the Company.

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

Prior to August 2025, the Swaps were determined to be highly effective hedges and therefore all change in the fair value of the Swaps was recognized in accumulated other comprehensive income. In August 2025, certain future interest rate payments that represent forecasted hedged transactions became probable of not occurring. Amounts related to these forecasted hedged transactions were reclassified from accumulated other comprehensive income on the Company’s unaudited condensed consolidated balance sheets to other income, net in the Company’s unaudited condensed consolidated statements of operations. Amounts related to future interest rate payments that remain probable of occurring will continue to be recorded in accumulated other comprehensive income.

The table below presents the fair value of the Swaps as well as their classification in the unaudited condensed consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	September 30, 2025	December 31, 2024
Balance sheet line item of derivative financial instruments:
Prepaid expenses and other	$885	$1,766
Deferred charges and other assets	—	721
Total derivatives designated as hedging instruments	$885	$2,487

The table below summarizes changes in accumulated other comprehensive income by component:

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, June 30, 2025	$1,354	$(354)	$1,000
Net change in unrealized gain	263	(76)	187
Amounts reclassified from accumulated other comprehensive income	(1,113)	279	(834)
Net current period other comprehensive (loss) income	(850)	203	(647)
Balance, September 30, 2025	$504	$(151)	$353

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2024	$2,487	$(634)	$1,853
Net change in unrealized gain	210	(63)	147
Amounts reclassified from accumulated other comprehensive income	(2,193)	546	(1,647)
Net current period other comprehensive (loss) income	(1,983)	483	(1,500)
Balance, September 30, 2025	$504	$(151)	$353

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, June 30, 2024	$4,550	$(1,145)	$3,405
Net change in unrealized loss	(2,226)	540	(1,686)
Amounts reclassified from accumulated other comprehensive income	(946)	230	(716)
Net current period other comprehensive (loss) income	(3,172)	770	(2,402)
Balance, September 30, 2024	$1,378	$(375)	$1,003

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance, December 31, 2023	$2,241	$(573)	$1,668
Net change in unrealized gain	619	(140)	479
Amounts reclassified from accumulated other comprehensive income	(1,482)	338	(1,144)
Net current period other comprehensive (loss) income	(863)	198	(665)
Balance, September 30, 2024	$1,378	$(375)	$1,003

Note 11. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is currently involved in one state income tax audit and no federal income tax audits as of September 30, 2025. The Company’s income tax returns are generally open to examination from 2021 forward. The net operating losses acquired in the acquisition of nTelos are open to examination from 2005 forward and the net operating losses acquired from Horizon are open to examination from 2013 forward.

The effective tax rates for the three and nine months ended September 30, 2025 and 2024, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Expected tax benefit at federal statutory rate	$(2,596)	$(1,437)	$(7,289)	$(6,286)
State income tax benefit, net of federal tax effect	(667)	(367)	(1,873)	(1,603)
Excess tax deficiency from share-based compensation and other expense, net	289	262	2,021	121
Income tax benefit	$(2,974)	$(1,542)	$(7,141)	$(7,768)

The Company made $2.3 million in payments and received $0.3 million in refunds for income taxes during the nine months ended September 30, 2025. The Company made $8.0 million in payments and received $1.3 million in refunds for income taxes for the nine months ended September 30, 2024.

On July 4, 2025, H.R.1 was signed into law and includes numerous changes to existing tax law, including provisions providing current deductibility of certain property additions and limitations on interest deductions based on a tax EBITDA framework. These provisions are generally effective beginning in 2025, and we currently anticipate they will partially defer our income tax payments in future years. The legislation does not have a material impact on our consolidated financial statements for the interim period ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.

Note 12. Redeemable Noncontrolling Interest

On October 24, 2023, Shentel Broadband Holding Inc. (“Shentel Broadband”), a wholly-owned subsidiary of Shentel, entered into an investment agreement (the “Investment Agreement”) with ECP Fiber Holdings, LP, a Delaware limited partnership (“ECP Investor”), and, solely for the limited purposes set forth therein, Hill City Holdings, LP, a Delaware limited partnership affiliated with ECP Investor. Subject to the terms and conditions set forth in the Investment Agreement, on April 1, 2024, Shentel Broadband issued to ECP Investor 81,000 shares of Shentel Broadband’s 7% Series A Participating Exchangeable Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share in exchange for $81 million in cash. As of September 30, 2025, 100,000 shares of the Series A Preferred Stock were authorized for issuance and 81,000 shares of the Series A Preferred Stock were outstanding.

The Series A Preferred Stock is exchangeable at the option of the Investor in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share, which may be adjusted pursuant to the terms of the Investment Agreement. As of September 30, 2025, the Series A Preferred Stock was exchangeable for 3,615,357 shares of Common Stock.

Dividends on the Series A Preferred Stock accrue at 7% per annum compounded and payable quarterly in arrears, and, at Shentel’s option, may be paid in cash or in kind (such dividends paid in kind, “PIK Dividends”). The Company has historically elected to issue PIK Dividends which increase the liquidation preference of the Series A Preferred Stock. As of September 30, 2025, the Series A Preferred Stock had a liquidation preference of $88.6 million.

Note 13. Stock Compensation and Earnings (Loss) per Share

Activity related to the Company’s equity compensation, which includes the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”), was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2024	875	$20.63
Granted	756	12.06
Vested	(345)	20.70
Forfeited	(50)	16.60
Outstanding awards, September 30, 2025	1,236	15.53

The total fair value of RSUs vested was $4.2 million during the nine months ended September 30, 2025.

Activity related to the Company’s Relative Total Shareholder Return RSUs (“RTSRs”) was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2024	259	$22.96
Granted	246	12.31
Vested	—	—
Forfeited	(22)	18.06
Outstanding awards, September 30, 2025	483	17.76

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock compensation expense	$2,260	$1,566	$8,650	$8,239
Capitalized stock compensation	(194)	(182)	(680)	(619)
Stock compensation expense, net	$2,066	$1,384	$7,970	$7,620

As of September 30, 2025, there was $8.8 million of total unrecognized compensation cost related to non-vested RSUs and RTSRs which is expected to be recognized over weighted average period of 2.3 years.

The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Calculation of net (loss) income per share:
Loss from continuing operations	$(9,390)	$(5,304)	$(27,570)	$(22,167)
Total income from discontinued operations, net of tax	—	41	—	218,728
Net (loss) income	$(9,390)	$(5,263)	$(27,570)	$196,561

Amounts attributable to common shareholders
Loss from continuing operations	$(10,913)	$(6,942)	$(32,062)	$(23,805)
Total income from discontinued operations	—	41	—	218,728
Net (loss) income attributable to common shareholders	$(10,913)	$(6,901)	$(32,062)	$194,923

Basic and diluted weighted average shares outstanding	55,150	54,781	55,083	53,370

Per share amounts attributable to common shareholders
Loss from continuing operations	$(0.20)	$(0.13)	$(0.58)	$(0.45)
Income from discontinued operations, net of tax	—	—	—	4.10
Net (loss) income per share	$(0.20)	$(0.13)	$(0.58)	$3.65

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

The Company determines the dilutive impact of equity awards and the Series A Preferred Stock (on an as-converted basis) by applying the treasury stock method and the if-converted method, respectively. The following table presents potentially dilutive instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Potentially dilutive equity awards	664	423	468	373
Potentially dilutive shares related to the Series A Preferred Stock	3,615	3,373	3,615	3,373
Total potentially dilutive instruments	4,279	3,796	4,083	3,746

Potentially dilutive instruments were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company’s loss from continuing operations for the periods.

Note 14. Government Grants

During the nine months ended September 30, 2025, the Company was awarded additional grants of $2.8 million to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $39.9 million and $11.1 million in cash receipts during the nine months ended September 30, 2025 and 2024, respectively, and had approximately $6.1 million and $0.3 million in accounts receivable as of September 30, 2025 and December 31, 2024, respectively.

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

Income from discontinued operations, net of tax in the unaudited condensed consolidated statements of operations consist of the following for the period:

(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Service revenue and other	$—	$4,542
Operating expenses:
Cost of services	—	1,059
Selling, general and administrative	—	572
Depreciation and amortization	—	222
Total operating expenses	—	1,853
Operating income	—	2,689
Other income:
Gain on sale of disposition of Tower Portfolio	—	294,250
Other income (expense)	55	(74)
Income before income taxes	55	296,865
Income tax expense	14	78,137
Income from discontinued operations, net of tax	$41	$218,728

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

During the third quarter of 2025, in conjunction with the change in Shentel’s Chief Executive Officer, the Company evaluated and concluded that the Chief Executive Officer role continues to represent the Company’s Chief Operating Decision Maker (“CODM”). The Company’s CODM assesses company performance at a consolidated level and decides how to allocate resources based on Earnings before Interest, Taxes, Depreciation and Amortization, as adjusted for certain non-recurring items, (“Adjusted EBITDA”) from continuing operations of the Broadband business.

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

The following table summarizes the Company’s revenue, loss from continuing operations, Adjusted EBITDA and significant expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousand)	2025	2024	2025	2024
Service revenue and other	$89,796	$87,599	$266,262	$242,646
Significant expenses and other items:
Cost of services exclusive of depreciation and amortization	32,384	34,415	98,038	94,941
Selling, general and administrative exclusive of stock-based compensation	27,725	26,622	82,556	78,603
Adjusted EBITDA	29,687	26,562	85,668	69,102
Stock-based compensation expense, net of amount capitalized	2,066	1,384	7,970	7,620
Restructuring, integration and acquisition	293	1,673	1,009	13,616
Depreciation and amortization	34,492	27,681	99,053	70,703
Interest expense	6,789	3,668	17,684	11,740
Other[1]	(1,589)	(998)	(5,337)	(4,642)
Income tax benefit	(2,974)	(1,542)	(7,141)	(7,768)
Loss from continuing operations	$(9,390)	$(5,304)	$(27,570)	$(22,167)

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

Recent Developments

Management Transitions

On July 31, 2025, the Company announced that its Board of Directors appointed Edward H. “Ed” McKay, the Company’s former Executive Vice President and Chief Operating Officer, as President and Chief Executive Officer (“CEO”), effective September 1, 2025. Christopher E. French, Shentel’s previous President and CEO, stepped into the role of Executive Chairman of the Board of Directors and remains active in steering the Company’s strategy while continuing to work closely with the senior leadership team and the Board of Directors.

Asset Purchase Agreement

In April 2025, the Company executed an Asset Purchase Agreement to acquire FTTH assets and operations of a fiber business based in Virginia for $5 million, including passings of approximately 1,500 homes and approximately 700 customers. The Company completed the acquisition on July 9, 2025.

H.R.1 - 119th Congress (2025-2026)

On July 4, 2025, H.R.1 was signed into law and includes numerous changes to existing tax law, including provisions providing current deductibility of certain property additions and limitations on interest deductions based on a tax EBITDA framework. These provisions are generally effective beginning in 2025, and we currently anticipate they will partially defer our income tax payments in future years. The legislation does not have a material impact on our consolidated financial statements for the interim period ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.

Results of Operations

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2025	% of Revenue	2024	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$41,935	46.7%	$43,499	49.7%	$(1,564)	(3.6)%
Residential & SMB - Glo Fiber Expansion Markets	21,305	23.7%	15,100	17.2%	6,205	41.1%
Commercial Fiber	19,957	22.2%	21,071	24.1%	(1,114)	(5.3)%
RLEC & Other	6,599	7.3%	7,929	9.1%	(1,330)	(16.8)%
Total revenue	89,796	100.0%	87,599	100.0%	2,197	2.5%
Operating expenses
Cost of services	32,384	36.1%	34,415	39.3%	(2,031)	(5.9)%
Selling, general and administrative	29,791	33.2%	28,006	32.0%	1,785	6.4%
Restructuring, integration and acquisition	293	0.3%	1,673	1.9%	(1,380)	(82.5)%
Depreciation and amortization	34,492	38.4%	27,681	31.6%	6,811	24.6%
Total operating expenses	96,960	108.0%	91,775	104.8%	5,185	5.6%
Operating loss	(7,164)	(8.0)%	(4,176)	(4.8)%	(2,988)	71.6%
Other (expense) income:
Interest expense	(6,789)	(7.6)%	(3,668)	(4.2)%	(3,121)	85.1%
Other income, net	1,589	1.8%	998	1.1%	591	59.2%
Loss from continuing operations before income taxes	(12,364)	(13.8)%	(6,846)	(7.8)%	(5,518)	80.6%
Income tax benefit	(2,974)	(3.3)%	(1,542)	(1.8)%	(1,432)	92.9%
Loss from continuing operations	(9,390)	(10.5)%	(5,304)	(6.1)%	(4,086)	77.0%
Income from discontinued operations, net of tax	—	—%	41	—%	(41)	(100.0)%
Net loss	(9,390)	(10.5)%	(5,263)	(6.0)%	(4,127)	78.4%
Dividends on redeemable noncontrolling interest	1,523	1.7%	1,638	1.9%	(115)	(7.0)%
Net (loss) income attributable to common shareholders	$(10,913)	(12.2)%	$(6,901)	(7.9)%	$(4,012)	58.1%

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

Residential & SMB - Incumbent Broadband Markets revenue decreased by $1.6 million, or 3.6%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due to lower video revenue driven by a 14.9% decline in video revenue generating units (“RGUs”) and to a lesser extent a 1.3% decline in data ARPU.

Residential & SMB - Glo Fiber Expansion Markets revenue
Revenue from residential and SMB customers in Glo Fiber Expansion Markets are primarily earned through the Company’s provision of data, video and voice services over FTTH networks in new greenfield expansion markets.

Residential & SMB - Glo Fiber Expansion Markets revenue increased by $6.2 million, or 41.1%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due to a 41.3% year-over-year growth in data RGUs driven by the Company’s increase in data penetration rate and increase in passings.

Commercial Fiber revenue
Revenue from Commercial Fiber customers is primarily earned through the Company’s provision of high-speed Ethernet, dedicated internet access, wavelength, dark fiber leasing and managed services over fiber optic networks.

Commercial Fiber revenue decreased by $1.1 million, or 5.3%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due to $0.9 million in non-cash deferred revenue adjustments for a carrier customer and $0.5 million in early termination fees earned in the prior year. Excluding these variances, Commercial Fiber revenue grew 2.3% over the prior period 2024.

RLEC & Other revenue
Shentel’s RLEC & Other revenue is primarily earned through the Company’s provision of voice and digital subscriber line (“DSL”) services over copper networks, primarily in Shenandoah County, Virginia and Ross County, Ohio. Shentel also earns governmental support revenue through the federal Universal Service Fund.

RLEC & Other revenue decreased by $1.3 million, or 16.8%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due to lower governmental support revenue and a 21.1% decline in DSL RGUs as customers migrate to the recently constructed broadband data services.

Cost of services
Cost of services primarily consist of costs to acquire and deliver video programming, internal labor to maintain our network and service our customers, maintenance and third-party network line expenses.

Cost of services decreased by $2.0 million, or 5.9%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due to decreases in network payroll, rent expense and line costs as the Company realized synergies related to its acquisition of Horizon.

Selling, general and administrative
Selling, general and administrative expenses consist of employee compensation, advertising, software maintenance, stock-based compensation, and operating taxes.

Selling, general and administrative expense increased by $1.8 million, or 6.4%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due to increases in advertising and property tax costs.

Restructuring, integration and acquisition
Restructuring, integration and acquisition expense decreased by $1.4 million, or 82.5%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024. Restructuring, integration and acquisition expense in 2024 related primarily to costs incurred to effect the Company’s acquisition and integration of Horizon.

Depreciation and amortization
Depreciation and amortization increased by $6.8 million, or 24.6%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due to $3.1 million of new depreciation associated with assets placed in service associated with the Company’s Glo Fiber network expansion of its Glo Fiber network and a $3.2 million write-off of plant under construction inventory assets no longer expected to be used.

Interest expense
Interest expense increased by $3.1 million, or 85.1%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, due to an increase in the Company’s outstanding debt.

Other income, net
Other income, net increased by $0.6 million, or 59.2%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due to a reclassification of gains on interest rate swap from accumulated other comprehensive income to the Company’s unaudited condensed consolidated statements of operations.

Income tax benefit
Income tax benefit increased by $1.4 million, or 92.9%, in the three months ended September 30, 2025 compared with the three months ended September 30, 2024, due to higher pre-tax loss in the current period.

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024

The Company’s consolidated results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2025	% of Revenue	2024	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$128,131	48.1%	$131,546	54.2%	$(3,415)	(2.6)%
Residential & SMB - Glo Fiber Expansion Markets	59,545	22.4%	41,311	17.0%	18,234	44.1%
Commercial Fiber	59,052	22.2%	51,776	21.3%	7,276	14.1%
RLEC & Other	19,534	7.3%	18,013	7.4%	1,521	8.4%
Total revenue	266,262	100.0%	242,646	100.0%	23,616	9.7%
Operating expenses
Cost of services	98,038	36.8%	94,941	39.1%	3,097	3.3%
Selling, general and administrative	90,526	34.0%	86,223	35.5%	4,303	5.0%
Restructuring, integration and acquisition	1,009	0.4%	13,616	5.6%	(12,607)	(92.6)%
Depreciation and amortization	99,053	37.2%	70,703	29.1%	28,350	40.1%
Total operating expenses	288,626	108.4%	265,483	109.4%	23,143	8.7%
Operating loss	(22,364)	(8.4)%	(22,837)	(9.4)%	473	(2.1)%
Other (expense) income:
Interest expense	(17,684)	(6.6)%	(11,740)	(4.8)%	(5,944)	50.6%
Other income, net	5,337	2.0%	4,642	1.9%	695	15.0%
Loss from continuing operations before income taxes	(34,711)	(13.0)%	(29,935)	(12.3)%	(4,776)	16.0%
Income tax benefit	(7,141)	(2.7)%	(7,768)	(3.2)%	627	(8.1)%
Loss from continuing operations	(27,570)	(10.4)%	(22,167)	(9.1)%	(5,403)	24.4%
Income from discontinued operations, net of tax	—	—%	218,728	90.1%	(218,728)	NMF
Net (loss) income	(27,570)	(10.4)%	196,561	81.0%	(224,131)	NMF
Dividends on redeemable noncontrolling interest	4,492	1.7%	1,638	0.7%	2,854	NMF
Net (loss) income attributable to common shareholders	$(32,062)	(12.0)%	$194,923	80.3%	$(226,985)	NMF

Shentel updated the presentation of certain Residential & SMB - Incumbent Broadband Markets, Commercial Fiber and RLEC & Other revenues in the prior year to conform with changes in how management currently views these lines of business.

Additionally, Shentel acquired Horizon on April 1, 2024 and consequently, results for the nine months ended September 30, 2024 included six months of Horizon revenue, whereas the comparable nine months ended September 30, 2025 included nine months of Horizon revenue. Information below includes the results of the acquired Horizon markets during the first three months of 2025 and explanations of the remaining change.

Residential & SMB - Incumbent Broadband Markets revenue
Residential & SMB - Incumbent Broadband Markets revenue decreased by $3.4 million, or 2.6%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Shentel recognized $1.7 million of revenues earned in the acquired Horizon markets during the first three months of 2025. The remaining decrease of $5.1 million was primarily due to lower video revenue driven by an 18.4% decline in video RGUs, lower installation revenue and 3.0% lower voice ARPU.

Residential & SMB - Glo Fiber Expansion Markets revenue
Residential & SMB - Glo Fiber Expansion Markets revenue increased by $18.2 million, or 44.1%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Shentel recognized $0.7 million of revenues earned in the acquired Horizon markets during the first three months of 2025. The remaining increase of $17.5 million was primarily due to a 45.2% year-over-year growth in data RGUs and an 18.5% year-over-year growth in video RGUs driven by the Company’s increase in penetration rates and increase in passings.

Commercial Fiber revenue
Commercial Fiber revenue increased by $7.3 million, or 14.1%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Shentel recognized $9.9 million of revenues earned in the acquired Horizon markets during the first three months of 2025. The remaining decrease of $2.6 million was primarily due to $1.9 million in non-cash deferred revenue adjustments for a carrier customer and $1.4 million in early termination fees earned in the prior year. Excluding these variances, Commercial Fiber revenue grew 2.6% over the prior period 2024.

RLEC & Other revenue
RLEC & Other revenue increased by $1.5 million, or 8.4%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Shentel recognized $2.9 million of revenues earned in the acquired Horizon markets during the first three months of 2025. The remaining decrease of $1.4 million was primarily due to a decrease in DSL RGUs as customers migrate to the Shentel recently constructed broadband data services.

Cost of services
Cost of services increased by $3.1 million, or 3.3%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Shentel incurred $7.6 million of cost of services in the acquired Horizon markets during the first three months of 2025. The remaining decrease of $4.5 million was due to decreases in network payroll, line, and programming costs due to synergy savings realized to the Horizon acquisition.

Selling, general and administrative
Selling, general and administrative expense increased by $4.3 million, or 5.0%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Shentel incurred $3.2 million of selling, general and administrative costs in the acquired Horizon markets during the first three months of 2025. The remaining increase of $1.1 million primarily due to increases in property taxes and advertising costs, partially offset by decreases in professional fees.

Restructuring, integration and acquisition
Restructuring, integration and acquisition expense decreased by $12.6 million, or 92.6%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Restructuring, integration and acquisition expense in 2024 related primarily to costs incurred to effect the Horizon Transaction and integration of costs during the post-acquisition period.

Depreciation and amortization
Depreciation and amortization increased by $28.4 million, or 40.1%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Shentel incurred $9.2 million of depreciation and amortization related to the tangible and intangible assets acquired in the Horizon Transaction during the first three months of 2025. The remaining increase of $19.2 million was due to the Company’s expansion of its Glo Fiber network and a $7.4 million write-off of inventory assets no longer expected to be used.

Interest expense
Interest expense increased by $5.9 million, or 50.6%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 due to an increase in the Company’s outstanding debt.

Other income, net
Other income, net increased by $0.7 million, or 15.0%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 due to a favorable settlement of the Horizon acquisition related escrow claim and a reclassification of gains on interest rate swap from accumulated other comprehensive income to the Company’s unaudited condensed consolidated statements of operations, partially offset by higher interest income earned in the prior year.

Income tax benefit
Income tax benefit decreased by $0.6 million, or 8.1%, in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 due to higher excess tax benefits derived from vesting of restricted stock.

Additional Information

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet, Dedicated Internet Access and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by over 18,000 route miles of fiber.

The following table indicates selected operating statistics. Shentel updated the presentation of certain revenues and voice RGUs in the prior year to conform with changes in how management views these lines of business. This reclassification resulted in updated Average Revenue per User (“ARPU”) and voice RGUs for the prior period.

	Three Months Ended September 30,
	2025	2024
Homes and businesses passed (1)
Incumbent Broadband Markets	248,002	234,366
Glo Fiber Expansion Markets	400,323	319,511
Total homes and businesses passed	648,325	553,877

Residential & SMB RGUs:
Incumbent Broadband Markets	111,900	111,320
Glo Fiber Expansion Markets	82,662	59,266
Broadband Data	194,562	170,586
Video	36,601	41,192
Voice	26,477	25,150
Total Residential & SMB RGUs (excludes RLEC)	257,640	236,928

Residential & SMB Penetration (2)
Incumbent Broadband Markets	45.1%	47.5%
Glo Fiber Expansion Markets	20.6%	18.5%
Broadband Data	30.0%	30.8%
Video	5.6%	7.4%
Voice	4.4%	4.7%

Residential & SMB ARPU (3)
Incumbent Broadband Markets	$82.34	$83.42
Glo Fiber Expansion Markets	$76.81	$76.87
Broadband Data	$80.03	$81.22
Video	$125.38	$116.07
Voice	$32.62	$34.61

Fiber route miles	18,077	16,357
Total fiber miles (4)	1,957,272	1,825,122
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

In 2021, Congress passed the American Rescue Plan Act and the Infrastructure Investment and Jobs Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $151.2 million in grants to serve approximately 26,900 unserved homes in the states of Virginia, Ohio, Maryland and West Virginia and to upgrade the capacity of the Ohio middle mile network. The grants will be paid to the Company as certain milestones are completed. As of September 30, 2025, the Company had received a total of $79.1 million in cash receipts and had $72.1 million in remaining reimbursements available under these grant programs. The Company expects to fulfill the majority of its obligations under these programs by 2026.

As of September 30, 2025, the Company’s total available liquidity was $212.6 million, consisting of (i) cash and cash equivalents totaling $22.6 million; (ii) $117.9 million of availability under the Company’s revolving credit facility; and (iii) an aggregate of $72.1 million remaining reimbursements available under government grants, which reimbursements are subject to fulfilling the terms of the underlying agreements.

Net cash provided by operating activities from continuing operations was approximately $74.5 million during the nine months ended September 30, 2025, representing an increase of $26.1 million compared with the prior year period, primarily driven by increases in revenue and timing of changes in working capital.

Net cash used in investing activities from continuing operations was approximately $209.9 million during the nine months ended September 30, 2025, representing a decrease of $351.0 million compared with the prior year period, primarily driven by a $342.4 million decrease in cash disbursed for acquisitions, partially offset by a $28.8 million increase in cash receipts from government grant programs, a $25.1 million increase in capital expenditures driven by government-subsidized network expansion projects in previously unserved areas of Incumbent Broadband Markets.

Net cash provided by financing activities from continuing operations was approximately $114.1 million during the nine months ended September 30, 2025, representing a decrease of $2.9 million compared with the prior year period, primarily driven by a decrease of $79.4 million in cash inflows from preferred stock issuances, partially offset by an increase of $75.0 million in borrowings under the Term Loans and an increase of $2.8 million in payments of principal on long-term debt.

Indebtedness: As of September 30, 2025, the Company’s net indebtedness was approximately $534.1 million, including $535.4 million in outstanding Term Loans and Revolver, net of unamortized loan fees of $1.2 million. The borrowed amounts bear interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage. The weighted-average interest rate for the Term Loans was 7.47% as of September 30, 2025.

Shentel’s Term Loans, which consist of Term Loan A-1, Term Loan A-2 and Term Loan A-3, have outstanding balances of $139.1 million, $147.4 million and $223.9 million, respectively. Shentel’s Revolver Loan has an outstanding balance of $25.0 million. The Term Loans require quarterly payments based on a percentage of the outstanding balance. The Revolver requires the entire outstanding principal to be paid on the maturity date. On April 16, 2025, Shentel amended the Credit Agreement (the “Fourth Amendment”) to extend the maturity date of the Revolver and Term Loan A-1 to July 1, 2027. Both Term Loan A-2 and Term Loan A-3 mature on July 1, 2028.

Refer to Note 9, Debt, in the Company’s unaudited condensed consolidated financial statements for more information about the Credit Agreement.

The Fourth Amendment of Shentel’s Credit Agreement also amended certain covenant provisions, including increasing the maximum Total Net Leverage Ratio (as defined in the Credit Agreement) permitted as of the last day of any fiscal quarter to 4.75:1.00. As of September 30, 2025, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flows from continuing operations, and availability of funds from our Credit Agreement as well as government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the nine months ended September 30, 2025, our capital expenditures of $251.5 million exceeded our net cash provided by operating activities of continuing operations by $177.1 million, and we expect our capital expenditures to exceed the cash flows provided from continuing operations through 2026, as we expand our Glo Fiber broadband network.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2025, we have borrowed a total of $550 million pursuant to the variable rate delayed draw Term Loans and the Revolver available under the Credit Agreement including the full amount available under our Term Loans A-1, A-2 and A-3.

As of September 30, 2025, the Company had $535.4 million of gross variable rate debt outstanding. The weighted-average interest rate was 7.47% for the Term Loans and Revolver at September 30, 2025. An increase in market interest rates of 1.00% would add approximately $5.3 million to annual interest expense.

Shentel has pay-fixed, receive-variable interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contain monthly payment terms that became effective in May 2024 which extend through their maturity dates in June 2026. The Swaps are designated as cash flow hedges, representing 50% of the Company’s Term Loan A-1 and A-2 outstanding debt. The Company uses the Swaps to manage its exposure to interest rate risk for a portion of its long-term variable-rate Term Loans through interest rate swaps. Shentel effectively pays a fixed weighted-average interest rate of 2.90%, prior to interest rate margin provided under our credit facility.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of September 30, 2025, the Company has identified one additional risk factor related to potential cost pressures associated with tariffs as presented in the Financial Condition and Liquidity section.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended September 30, 2025, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
July 1 to July 31	—	$—
August 1 to August 31	—	—
September 1 to September 30	—	—
Total	—

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
Date: October 29, 2025