Form 10-K
period 2025-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2026-02-26
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File No.: 000-09881
SHENANDOAH TELECOMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1162807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Shentel Way, Edinburg, Virginia    22824
(Address of principal executive offices)  (Zip Code)
(540) 984-4141  (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	55,301,648
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on February 23, 2026)
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
Large accelerated filer ☒           Accelerated filer ☐             Non-accelerated filer ☐            Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2025 based on the closing price of such stock on the Nasdaq Global Select Market on such date was approximately $0.6 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•the impact of competition from other market participants, including but not limited to fiber to the home (“FTTH”) providers, incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, incumbent cable providers, commercial fiber providers, video provided over the internet by (i) market participants with streaming video services, (ii) traditional multichannel video distributors, and (iii) content providers that offer direct to consumer;
•the availability of cash on hand and access to capital to fund the growth of capital expenditures needed to execute our business plan;
•our ability to comply with all covenants in our various credit facilities, any violation of which, if not cured in a timely manner, could trigger an event of default;
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

ITEM 1.BUSINESS

Our Company

Shenandoah Telecommunications Company and its subsidiaries (“Shentel”, “we”, “our”, “us”, or the “Company”), provide broadband services through its high speed, state-of-the-art fiber-optic and cable networks to customers in eight contiguous states in the eastern United States. The Company’s services include: broadband internet, video and voice; high-speed Ethernet, dark fiber leasing; and managed network services. The Company owns an extensive regional network with approximately 19,000 route miles of fiber. For more information, please visit www.shentel.com.

Description of Business

Shentel provides broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial (“HFC”) cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and digital subscriber line (“DSL”) services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. The Company served approximately 262,000 Revenue Generating Units (“RGUs”) at December 31, 2025.

New Entities formed to support securitized financing

During 2025, Shentel formed Shentel Guarantor LLC, Shentel Issuer LLC (“Shentel Issuer”), Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (collectively, the “ABS Entities"”, each a bankruptcy-remote subsidiary of the Company. The ABS Entities were formed as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts, primarily in Virginia, Ohio, Pennsylvania, Indiana, Maryland and West Virginia, were contributed to Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (collectively, the “ABS Asset Entities”). The cash flow from these contributed assets are used to service the obligations under Shentel's “ABS Notes”, as defined in the following paragraph.

On December 5, 2025 (the “Closing”), Shentel Issuer, in relation to the securitization transaction referenced above, closed its inaugural offering of $567.4 million aggregate principal amount of secured fiber network revenue term notes, consisting of $489.1 million 5.64% Series 2025-1, Class A-2 term notes (“Class A-2 Notes”) and $78.3 million 6.03% Series 2025-1, Class B term notes (“Class B Notes”), each with an anticipated repayment date in December 2030.

As part of the securitization financing transaction, Shentel Issuer also entered into a revolving $175.0 million variable funding note facility (the “VFN”) due December 2029 with a group of financial institutions. VFN advances will be subject to certain pro-forma leverage and debt service coverage ratios as defined in the agreements governing the VFN (the “ABS Indenture”).

As part of the same ABS Indenture and fiber network assets and related customer contracts that govern and secure the ABS Notes, Shentel Issuer entered into a $25 million delay draw Liquidity Funding Note facility (the “LFN”, together with the Class A-2 Notes, Class B notes, and the VFN, the “ABS Notes”) with Bank of America.

Concurrently, Shentel Broadband Operations LLC (“Shentel Broadband”), a wholly-owned indirect subsidiary of the Company, entered into a new $175.0 million Revolving Credit Facility (the “RCF”) due December 2030 with a group of financial institutions. The RCF is secured by the cash flows and substantially all of the assets and equity interests of the Company’s subsidiaries excluding the ABS Entities.

Shentel and its non ABS Entities have no recourse of the loans of the ABS Entities. Likewise, the ABS Entities have no recourse of the loans of Shentel Broadband.

Shentel used the proceeds from the issuance of the ABS Notes and the RCF to repay the outstanding principal on the Company’s existing debt. Refer to Note 10, Debt to the Company’s 2025 consolidated financial statements for more information.

Competition

As the incumbent broadband provider passing approximately 252,000 homes and businesses, we compete against incumbent local telephone companies that provide digital subscriber line (“DSL”) internet and voice services over hybrid fiber and copper-based networks as well as broadband overbuilder providers that offer data, voice, and video services over hybrid coaxial cable or fiber optic networks. Approximately 30% of our incumbent broadband passings compete with a wireline broadband competitor. In addition, we compete with fixed wireless broadband services and indirectly with wireless substitution as the bandwidth speeds from wireless providers have increased with 5th generation network technology upgrades.

Our Glo Fiber Fiber-To-The-Home (“FTTH”) service passes approximately 427,000 homes and businesses and competes against the incumbent cable companies’ broadband, video and voice services utilizing hybrid fiber-coaxial cable networks and the incumbent local telephone companies. Approximately 88% of the Glo Fiber passings compete with incumbent telephone company’s DSL internet and voice services via hybrid fiber and copper-based networks and approximately 12% of the Glo Fiber passings compete with the incumbent telephone company’s FTTH networks.

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

Regulation

Shentel’s operations are subject to regulation by the Federal Communications Commission ("FCC"), state utility commissions, and other federal, state, and local governmental agencies across the Company’s footprint. The laws governing these agencies, and the regulations and policies that they administer, are subject to constant review and revision, and some of these changes could have material impacts on our revenues and expenses.

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

The FCC originally classified broadband internet access services, such as those we offer, as an information service, which by law exempts the service from traditional common carrier communications laws and regulations. In 2015, the FCC determined that broadband internet access services, such as those we offer, were a form of telecommunications service under the Communications Act of 1934, as amended (the “Communications Act”), and, on that basis, imposed rules (commonly referred to as “Net Neutrality” rules) banning service providers from blocking access to lawful content, restricting data rates for downloading lawful content, prohibiting the attachment of non-harmful devices, giving special transmission priority to affiliates and offering third parties the ability to pay for priority routing. The Net Neutrality rules also imposed a transparency requirement, i.e., an obligation to disclose all material terms and conditions of our service to consumers. The legality of Net Neutrality rules have been disputed since the FCC’s 2015 determination, and in 2025, the U.S. Supreme Court ruled that the FCC does not have the authority to impose Net Neutrality rules. Consequently, broadband internet access services are currently classified as an information service.

As the internet has matured, it has become the subject of increasing regulatory interest. Congress and Federal regulators have adopted a wide range of measures that either directly or indirectly impacted internet use and the adoption of new internet regulations or policies could adversely affect our business.

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

In January 2020, the FCC adopted an order approving the Rural Digital Opportunity Fund to disburse $20.4 billion over the course of 10 years to subsidize the deployment of networks for the provision of high-speed broadband internet access and voice services in unserved areas via a reverse auction, some of which may be directed to competitive providers in some of the states in which we operate. We prevailed as a winning bidder in the auction for certain areas with a grant of $0.9 million to serve approximately 900 unserved homes. The Company began fulfilling its obligation during 2023 and will complete its obligation before 2028.

In March 2021, Congress passed the American Rescue Plan Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $122.8 million in grants to serve approximately 26,900 unserved homes in the states of Virginia, Maryland, West Virginia and Ohio. The grants are paid to the Company as certain milestones are completed. The Company substantially completed its Virginia obligations in 2025 with approximately 20,000 previously unserved homes now with broadband service and expects to complete the majority of its obligations in Maryland, West Virginia and Ohio by the end of 2026.

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

Many states and local authorities have considered legislative or other actions that would impose additional restrictions on our ability to collect, use and disclose certain information. We believe that Shentel’s operations continue to be in compliance with all state and local laws. We expect federal and state efforts to regulate online privacy, data security and cybersecurity to continue in 2026. We cannot predict whether any of these efforts will be successful, or how new legislation and regulations, if any, would affect our business. These efforts have the potential to create a patchwork of differing and/or conflicting state and/or federal regulations, and to increase the cost of providing our services.

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

Voice over Internet Protocol “VoIP” Services. We provide voice communications services over our cable and fiber networks utilizing interconnected VoIP technology and service arrangements. Although similar to telephone service in some ways, our VoIP service arrangement utilizes different technology. VoIP is subject to many of the same rules and regulations applicable to traditional telephone service.

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

Regulation of Telephone Services

State Regulation. Shenandoah Telephone Company (“Shenandoah Telephone”) is a RLEC serving Shenandoah County, Virginia and portions of the Virginia counties of Rockingham, Frederick, and Augusta. The Chillicothe Telephone Company (“Chillicothe Telephone”) is a RLEC serving Ross County, Ohio. Shenandoah Telephone’s rates for local exchange service, intrastate toll service and intrastate access charges are subject to the review and approval of the Virginia State Corporation

Commission (“VSCC”). The VSCC also oversees implementation of certain provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and consumer protection standards. In addition, the VSCC regulates certain rates, service areas, service standards, accounting methods, affiliated transactions and certain other financial transactions. Further, Shenandoah Telephone is subject to certain obligations as the carrier of last resort in its service area, which has the effect of imposing greater operational costs and potential regulatory risks. Chillicothe Telephone’s rates are subject to the approval of the Ohio Public Utilities Commission (“PUC”) in certain circumstances. Further, Chillicothe Telephone is subject to certain obligations as the carrier of last resort in its service area, which has the effect of imposing greater operational costs and potential regulatory risks.

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

Universal Service Fund (“USF”). Shenandoah Telephone and Chillicothe Telephone receive disbursements from the federal USF. The Universal Service Administrative Company (“USAC”) administers the USF program under the FCC. On July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit ruled that the current funding mechanism for the Universal Service Fund is an unconstitutional tax that violates the U.S. Constitution. On June 27, 2025, the U.S. Supreme Court reversed the Fifth Circuit ruling, thus upholding the FCC’s authority to tax and administer the USF. The Company is not able to predict if or when additional changes will be made to the USF, or whether and how such changes would affect the extent of our total federal universal service assessments, the amounts we receive, or our ability to recover costs associated with the USF.

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

Human Capital Management

As of December 31, 2025, the Company employed 1,041 people, geographically located predominately in and around the Mid-Atlantic and Mid-West regions of the United States. Approximately 28% of our employees were female and approximately 24% of employees in management positions were female.

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

Workplace Safety

The health and safety of our employees is our highest priority. Exceeding the Occupational Safety and Health Administration (“OSHA”) Regulations is the expectation for Shentel. We achieve this through our deliberate creation and management of both regional and corporate safety committees.

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

Employee Engagement

Our annual employee satisfaction survey captures critical indicators of employee engagement and provides an overall understanding of employee favorability. During 2025, we conducted our annual enterprise-wide engagement survey, with the assistance of third-party consultants, which focused on measuring engagement, favorability and overall employee satisfaction. We will continue to poll our employees, as appropriate, and build action plans to address feedback shared by our team members.

Information About Our Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors. Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	Executive Chairman	67	September 2025

Edward H. McKay	President and Chief Executive Officer	53	September 2025

James J. Volk	Senior Vice President and Chief Financial Officer	62	June 2019

Tracy L. Willis	Vice President and Chief Accounting Officer	61	December 2024

Elaine M. Cheng	Senior Vice President and Chief Information Officer	52	March 2019

Heather K. Tormey	Vice President and Chief Human Resources Officer	52	July 2019

Richard W. Mason Jr.	Senior Vice President Engineering and Operations	52	July 2021

Angela M. Olsen	General Counsel, Vice President Legal and Corporate Secretary	57	August 2025

Dara Leslie	Senior Vice President Sales & Marketing	58	June 2022

Glenn E. Lytle	Senior Vice President Commercial Sales	50	April 2024

Mr. French is Executive Chairman for Shentel. He is responsible for all the business and affairs of the Board of Directors and primarily acts in an advisory capacity to assist the President and Chief Executive Officer. He has served as Executive Chairman since September 1, 2025 and previously served as President since 1988, and has been a member and Chairman of the Board of Directors since 1996. Prior to appointment as President, Mr. French held a variety of positions with the Company, including Vice President Network Service and Executive Vice President. Mr. French holds a bachelor’s degree in electrical engineering and an MBA, both from the University of Virginia. He has held board and officer positions in both state and national telecommunication associations, including service as a director of the Organization for the Promotion and Advancement of Small Telecommunications Companies (OPASTCO), membership on the Leadership Committee of the USTelecom Association, and was president and director of the Virginia Telecommunications Industry Association.

Mr. McKay is President and Chief Executive Officer for Shentel. He is responsible for providing overall leadership, setting strategic direction, and managing day-to-day operations for the Company. Together with the executive team, he oversees the execution of Board decisions and ensures effective implementation of the Company’s strategy. He joined Shentel in 2004 and has served as President and Chief Executive Officer since September 1, 2025. Mr. McKay has held a variety of leadership positions with the Company, including Executive Vice President and Chief Operating Officer, and Senior Vice President of Engineering and Operations. He played a key role in the growth and success of Shentel's former wireless business, led the expansion of the fiber-rich network supporting the Company’s broadband business, and has been responsible for delivering on Shentel’s Glo Fiber growth strategy. Mr. McKay began his telecommunications industry career in 1996, including previous management positions at UUNET and Verizon. He is a graduate of the University of Virginia, where he earned master’s and bachelor’s degrees in Electrical Engineering, and he represents the Company on the Board of ACA Connects.

Mr. Volk is Senior Vice President and Chief Financial Officer for Shentel. He joined Shentel in 2019, has more than 30 years of experience in the telecommunications industry and has served in a variety of senior financial management roles with both large corporations and high growth, early stage telecommunication providers. Prior to joining Shentel, he served as Vice President, Finance and Investor Relations of Uniti Group Inc. Prior to joining Uniti, he served as CFO of multiple public and private telecommunication companies, including PEG Bandwidth, Hargray Communications and UbiquiTel Inc. He previously held senior finance positions with AT&T and Comcast. Mr. Volk holds a Bachelor of Science Degree in Accounting from the University of Delaware and a Master of Business Administration from Villanova University.

Ms. Willis is Vice President and Chief Accounting Officer for Shentel. She leads all accounting, financial reporting, internal controls, SEC, Sarbanes-Oxley and income tax compliance. She joined Shentel in 2024. Prior to joining Shentel, Ms. Willis worked for The Walt Disney Company where she spent the last 35 years in progressive accounting and finance leadership positions including Vice President, Segment Controller of Parks and Resorts, Vice President, Senior Controller for The Walt

Disney Company and most recently as Vice President, Senior Controller of Finance Transformation. Tracy is a CPA and graduate of the University of Delaware.

Mrs. Cheng is Senior Vice President and Chief Information Officer for Shentel. She leads the Information Technology organization, Enterprise Project Management Office (EPMO) and Enterprise Risk Management program, and is responsible for our Customer Care and Tech Support functions. She joined the Company in 2019 and has more than 30 years of experience in diverse business environments across all areas of Information Technology. Prior to joining Shentel, Mrs. Cheng served as Chief Information Officer and Managing Director of Global Strategic Design for CFA Institute in Charlottesville, Va. Prior to her time at CFA Institute, Mrs. Cheng held a number of different roles over 16 years with M&T Bank in Buffalo, NY, including Group Vice President, Technology Business Services, Vice President of Retail Operations and Assistant Vice President, Web Product Owner. She received her Bachelor of Arts degree from Vassar College and her Masters of Business Administration from the University of Rochester. Additionally, Mrs. Cheng is a founding board member of Charlottesville Women in Tech, a non-profit organization which encourages women to join and thrive in technology careers.

Ms. Tormey is Vice President and Chief Human Resources Officer at Shentel. She joined the Company in 2019. Ms. Tormey brings more than 25 years of experience in leading and managing strategic HR initiatives to Shentel. Prior to joining Shentel, Ms. Tormey was the Chief Human Resources Officer of American Woodmark, headquartered in Winchester, Virginia. Prior to American Woodmark, Ms. Tormey held numerous HR leadership positions with a variety of organizations across a range of industries, including Carlisle FoodService Products, UTC Aerospace Systems, Goodrich Corporation, Northern Power Systems, and IGT. She holds a Bachelor of Science in Psychology from Florida State University and a Master of Arts in Industrial Organizational Psychology from the University of New Haven.

Mr. Mason is Senior Vice President Engineering and Operations at Shentel and is responsible for leading our network strategy, engineering, construction and operations functions. Mr. Mason has served in his current role since 2021. He joined Shentel in 2019 as Vice President and Head of Business Operations responsible for Enterprise Program Management, Performance Management and Process Excellence across all business segments. Prior to joining Shentel, Mr. Mason was Head of Install and Repair Operations at Google Fiber. Before that, he held a variety of leadership roles over his more than 20 years career with Cincinnati Bell, culminating in Vice President of Field Operations. He received his Bachelor of Science degree in Electrical Engineering from Ohio University and has an MBA from Xavier University.

Ms. Olsen is General Counsel, Vice President Legal and Corporate Secretary for Shentel. She joined Shentel in 2025 and is responsible for all legal and regulatory compliance matters for the Company. She also acts as Corporate Secretary to the Company’s Board of Directors. Ms. Olsen joined Shentel from AquaBounty Technologies, Inc., where she served as General Counsel and Corporate Secretary from 2019 to 2025, during which time she advised the company on strategic growth-oriented business and legal strategies in complex global markets. Prior to AquaBounty, she served as Senior Advisor and Associate General Counsel at E.I. du Pont de Nemours and Company (DuPont), where she led legal and commercial matters in the areas of biotechnology, agriculture, government interactions, and global trade. She was also a trial attorney at the US Department of Justice and served in private practice at both Jones Day and Latham & Watkins, LLP. Ms. Olsen holds a Juris Doctorate from American University, Washington College of Law, a Bachelor of Arts from Hamilton College and a Master of Science from Catholic University of America.

Ms. Leslie is Senior Vice President of Sales and Marketing for Shentel. She joined Shentel in 2022 and has over 20 years of experience in the broadband industry, including 10 years with Comcast as Vice President of Sales and Marketing for the Big South Region and Vice President of Marketing for the Central Division, seven years with Atlantic Broadband as Vice President/General Manager of the Maryland-Delaware markets and Vice President of Customer Care and Marketing, and six years with Charter in various leadership roles. Ms. Leslie has a master’s degree from Old Dominion University and a bachelor’s degree from the University of North Carolina at Greensboro.

Mr. Lytle is Senior Vice President Commercial Sales for Shentel. He joined Shentel in 2024 and has over 25 years of telecommunications experience. Mr. Lytle most recently served as Chief Revenue Officer at Horizon from 2019 to 2024. Prior to Horizon, Mr. Lytle served as Vice President of Sales at Segra, where he was responsible for developing and growing the enterprise business, and he has also held a senior leadership role at Comcast. Mr. Lytle earned a bachelor’s degree from Baldwin Wallace University.

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

The increasing demand for faster residential internet bandwidth driven by working and learning from home since the outbreak of COVID-19 has increased the availability of capital to fund FTTH and cable overbuilds. Approximately 30% of the passings in our incumbent broadband business currently have an FTTH or cable competitor. All of our Glo Fiber passings have an incumbent cable competitor and approximately 12% have an incumbent telephone competitor with FTTH services. Wireless and satellite providers have also entered the market for broadband. In some areas, wireless providers have partnered with broadband providers to offer a converged bundle of broadband and wireless. If competitive overbuilds increase in our incumbent cable or Glo Fiber service areas, more of our subscribers may select other providers’ offerings based on price, bandwidth speeds, capabilities or personal preference. Additionally, a recent trend towards convergence of wireless and fiber broadband service offerings has started consolidation in the FTTH segment. If this trend continues, mergers, acquisitions and strategic alliances with large wireless carriers could also increase the level of competition we face. Further, if new competitors offer lower prices, we may need to offer more value to retain our customers, driving lower revenue per subscriber.

Additionally, our HFC cable network will require upgrades in the future in order to meet expected demand from customers and to maintain network parity with potential FTTH competitors. These upgrades will require significant capital investment and management oversight. If we are unable to complete these upgrades, we may lose customers to our competitors and our Incumbent Broadband revenues could be adversely affected in the future.

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

We have experienced reductions in the number of access lines and DSL subscriptions in our RLEC markets, and we anticipate that the long-term trend may continue. Further, competitors in our RLEC markets may receive support under the Broadband Equity, Access, and Deployment (“BEAD”) Program to build broadband facilities to unserved homes that do not meet the minimum broadband speeds in some areas already served by our DSL networks. As a result, new competitors may overbuild these markets and our RLEC revenue decline may accelerate.

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

Difficulty in obtaining necessary resources may also adversely affect our go-to-market strategy as we expand into new markets, as could our ability to adequately market a new brand to customers unfamiliar to us as we expand to markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. Incumbent telephone competitors may choose to overbuild their copper networks with fiber after we invest. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

We face additional risks associated with the wind down of the Glo Fiber construction phase. As we complete open projects and align staffing levels, contract resources, and inventory levels with our post-construction needs, we could incur unexpected expenses, experience employee turnover, or face outsourced construction labor shortages that could adversely affect earnings and the number of constructed passings.

We may be materially adversely affected by regulatory, legal and economic changes relating to our physical plant.

Our systems depend on physical facilities, including transmission equipment and miles of fiber and cable. Significant portions of those physical facilities occupy land in the public rights-of-way and are subject to local ordinances and governmental regulations. Other portions occupy private property under express or implied easements, and many miles of the cable are attached to utility poles governed by pole attachment agreements. No assurances can be given that we will be able to maintain and use our facilities in their current locations and at their current costs. Changes in governmental regulations or changes in these relationships could have a material adverse effect on our business and our results of operations. Additionally, lapses in U.S. federal government funding, such as the government shutdown experienced in the U.S. in October 2025, and other disruptions to government agency operations may have an adverse effect on our business and results of operations.

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

The telecommunications industry is experiencing significant technological change, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances, industry changes and changes in the regulatory environment could cause the technology we use to become obsolete. We may not be able to respond to such changes and implement new technology on a timely basis or at an acceptable cost. Additionally, we may be required to select one developing or new technology over another and may not choose the technology that is ultimately determined to be the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result. Additionally, as adoption of Artificial Intelligence (AI) technologies becomes a critical component of business, our pace of adoption for AI could impact our cost structure relative to peers. Should we be slow or unsuccessful in leveraging AI appropriately, our operating margins may be lower relative to peers. We have started leveraging AI in our operations and, as a result, introduce new risks associated with AI to our operations including AI vulnerabilities and dependence on AI models which could become faulty, biased or operationally unsound if not properly monitored and adjusted. If improperly used or implemented, issues with AI could negatively impact customer interactions or operational efficiency. As a result, AI could negatively impact our financial performance.

Our programming costs continue to increase, and our relative size limits our ability to negotiate more favorable terms, which may have an adverse effect on our business and our results of operations.

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

As part of our business strategy, we regularly evaluate opportunities to enhance the value of the Company by pursuing acquisitions of other businesses. Although we remain subject to financial and other covenants in our financing arrangements that may limit our ability to pursue certain strategic opportunities without lender approval, we intend to continue to evaluate and, when appropriate, pursue strategic acquisition opportunities as they arise. We cannot provide any assurance, however, with respect to the timing, likelihood, size or financial effect of any potential transaction involving the Company, as we may not be successful in identifying and consummating any acquisition or in integrating any newly acquired business into our operations.

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

A disruption of our information technology infrastructure or overall operations, or the infrastructure or operations of certain vendors who provide information technology or overall operations services to us or our customers, could be caused by a natural disaster, power failure, manufacturing defect, telecommunications system failure, ransomware attack, cybersecurity attack or intrusion, terrorist attack, defective or improperly installed new or upgraded business management systems, or construction failure, including but not limited to a utility line strike. Although we make significant efforts to maintain the security and integrity of the Company’s operations and information technology infrastructure, there can be no assurance that our security efforts, business impact planning and disaster recovery measures will be effective or that attempted security breaches or catastrophic disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions sponsored by state or other interests. Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. In the event of any such disruption, we may be unable to conduct our business in the normal course. Moreover, our business involves the processing, storage and transmission of data, which would also be negatively affected by such an event. A significant disruption of our information technology infrastructure or operations could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations. We also could incur significant expense in repairing system damage and taking other remedial measures. Like many organizations, we increasingly rely on third party software and infrastructure supports to deliver our services. Disruptions, failures, defects, or other security vulnerabilities experienced by those third parties could cause adverse operational impacts, damage our reputation, adversely affect our financial impacts, or harm our business if significant in nature.

Our earnings, margins and stock price may be adversely impacted by our current cost structure as a result of our relative size.

Our sales, general and administrative (“SG&A”) costs, including corporate overhead, are a higher percentage of revenue than larger broadband companies due to a lack of relative scale. We anticipate it may take multiple years of growth to reduce our SG&A as a percentage of revenue to be comparable to our broadband peers. If we cannot further grow our revenues at a faster pace than our expenses, our earnings and margins may be lower than our peers which may affect the value of our stock price.

Our success depends on consistent supply of physical goods and services to build and sustain services to customers. Significant disruptions to the supply chain, including increased tariffs, could adversely impact our growth, operations and revenue projections.

The supply of critical supplies, such as modems, consumer Wi-Fi equipment, energy, optical equipment and fiber is important to our business operations. These materials form the core components needed to deliver both video and data services to our customers. We work to ensure we have a forward-looking supply of these items and redundancy of supply types and suppliers. However, global impacts to supply chains, including cost increases as a result of changes to federal tariffs or retaliatory tariffs by the U.S. or foreign governments, across some or all suppliers and manufacturers could result in significant supply issues and/or increased cost. If supplies of these items became severely impacted, our plans to build out new networks could be adversely impacted. Additionally, the lack of certain equipment and/or supplies could limit our ability to service existing customers. Significant impact to supply chains could materially and adversely affect our business, including reduced revenues, loss of customers, significantly increased costs, and limitations on future growth. Additionally, at times we choose to leverage third-party suppliers to help us deliver services to customers because of efficiency reasons or because third-parties provide a service we cannot replicate easily. Should those third-party suppliers be impacted by a shortage of materials, equipment or resources, their inability to provide services to us could also negatively impact our ability to deliver network services or build out future network.

Our success largely depends on our ability to retain and recruit key personnel, and any failure to do so could adversely affect our ability to manage our business.

Our historical operational and financial results have depended, and our future results will depend, upon the retention and continued performance of our management team, as well as the attraction and retention of relevant key roles across our organization. Specifically, the highly-competitive market for talent for key roles in our industry, including executive officers and key personnel to support our engineering, sales, service delivery, information technology, finance and accounting functions, could adversely impact our ability to retain and hire new key employees and contractors. The loss of the services of key members of executive management or other employees or contractors in critical roles, and the inability or delay in hiring new key employees and contractors could materially and adversely affect our ability to manage and expand our business and our future operational and financial results. Moreover, an inability to retain sufficient qualified personnel throughout our organization or to attract new personnel as we grow our business could adversely affect our ability to achieve our operational, sales and financial goals impacting our financial results, financial condition and our stock price.

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third parties.

We utilize our information technology infrastructure to manage and store various proprietary information and sensitive or confidential data relating to our operations. We routinely process, store and transmit large amounts of data for our customers, including sensitive and personally identifiable information. We depend on our information technology infrastructure to conduct business operations and provide customer services. We may be subject to data breaches and disruptions of the information technology systems we use for these purposes. Our industry has witnessed an increase in the frequency, intensity and sophistication of cybersecurity incidents caused by threat actors such as foreign governments, criminals, hacktivists, terrorists and insider threats. Threat actors may be able to penetrate our network security and misappropriate or compromise our confidential, sensitive, personal or proprietary information, or that of third parties, and engage in the unauthorized use or dissemination of such information. They may be able to create system disruptions, or cause shutdowns. Threat actors may be able to develop and deploy viruses, malware, ransomware and other malicious software programs that attack our products or otherwise exploit security vulnerabilities of our systems causing operational damage that could impact our ability to serve customers and result in financial losses. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs,” cybersecurity vulnerabilities and other problems that could unexpectedly interfere with the operation or security of our systems.

Like many other companies, we increasingly leverage third-party Software as a Service (“SaaS”) solutions and external service providers to help us deliver services to our customers. In the delivery of these services, we are dependent on the security infrastructure of those third-party providers. These providers are also vulnerable to the myriad of possible cyber-attacks. In the case where a third-party provider becomes victim to an attack, it could have an impact on our operations or ability to service customers.

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

Our distribution networks may be subject to weather-related events that could damage our networks and impact service delivery, such as downed transmission lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, work interruptions, or network congestion, delays or failures, . It is predicted that warming global temperatures will increase the frequency and severity of such weather-related events. If there are more weather-related events, and should such events impact the region covered by our networks more frequently or more severely than in the past, our revenues and expenses could be materially adversely impacted. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change. Further, climate change regulations may require us to alter our proposed business plans or increase our operating costs due to increased regulation or environmental considerations, and could adversely affect our business and reputation.

Service Level Agreements (“SLAs”) with our largest customers may cause material fluctuations in our financial results.

Approximately 28% of commercial revenues are with the national wireless service providers who have carrier grade SLAs for network reliability and mean time to restore outages. If the Company and its network vendors providing off-network backhaul circuits to certain cellular towers do not meet the SLAs, contractual monetary penalties may be incurred which would have an adverse effect on revenues and profitability. Network investments may be required to remediate the issues.

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

Changes to the FCC’s Universal Service Fund (“USF”) framework may adversely impact our Broadband revenue, which may have a material adverse effect on our financial performance and our results of operations.

The FCC’s USF provides regulatory support to rural local exchange carriers to promote universal service and to eligible schools and libraries through the e-rate program and to regional healthcare providers and hospitals through the Rural Healthcare Program to obtain subsidized internet access and telecommunication services. Although unsuccessful, recent lawsuits against the USF have raised questions in Congress regarding future funding for the USF. Any reduction in the USF from similar successful lawsuits, or funding changes by Congress, could negatively impact the regulatory support revenue received by the Company’s RLEC business and the ability for schools, libraries, and healthcare providers to pay the Company for internet access and telecommunication services.

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

Federal law strictly limits the scope of permissible cable rate regulation, and none of our local franchising authorities currently regulate our rates for video services. Our rates for broadband services have historically not been subject to rate regulation. However, as broadband service is increasingly viewed as an essential service, governments could adopt new laws or regulations related to the prices we charge for our services that could adversely impact our existing business model, revenues, earnings and the value of cable industry stock prices.

The Company provides data services and operates cable television systems in largely rural areas of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana pursuant to local franchise agreements. These franchises are not exclusive, and other entities may secure franchise authorizations in the future, thereby increasing direct competition to the Company.

Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. If our local franchises are not renewed at expiration, we would have to cease operations or operate under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities. Although we have historically renewed our franchises without incurring significant costs, we cannot offer assurance that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets, or obtaining such franchise on unfavorable terms, could adversely affect our business in the affected geographic area.

Pole attachments are wires and cables that are attached to utility poles. Cable and fiber system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in reasonable pole attachment rates for attachments used to provide cable service. In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are, with exceptions, generally exempt from state regulation and their attachment rates tend to be higher. Future regulatory changes in this area could impact the pole attachment rates we pay utility companies.

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

Shentel has been awarded grants through various broadband infrastructure grant programs in Virginia, Maryland, West Virginia, Ohio and through the federal National Telecommunications and Information Administration (“NTIA”). As of December 31, 2025, the Company has been awarded grants totaling approximately $151.2 million. Most of the grants awarded under the above programs are funded through the American Rescue Plan Act. As the recipient of these grants, the Company has committed to expand its broadband network and improve broadband services to approximately 26,900 unserved homes in the states of Virginia, Maryland, West Virginia and Ohio and upgrade our middle mile network in Ohio within a specified period, as agreed to by the Company and each municipality. In the event the Company does not fulfill its commitment to extend its existing broadband network within the time frame allotted, the performance of the broadband network is inadequate, the Company is considered insolvent or the Company fails to meets its funding requirements of the grant projects, the Company may be declared in default of the grant contract. If the default is not cured in a timely manner, the grant contract could be terminated, grant reimbursements maybe withheld by the municipalities and the Company may be required to repay grant monies previously received, as well as additional penalties and liquidated damages. Furthermore, the Company may be liable to pay interest, administrative charges, collection costs, attorneys’ fees, expert fees, consultant fees, and other applicable fees, and interest on any outstanding repayment, all of which could lead to higher Company capital requirements, which may not be available, lower homes passed and unfavorable financial results for the Company.

Regulatory and technology constraints could impact our ability to adequately address increases in broadband usage and may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

Video streaming services, gaming, peer-to-peer file sharing applications, and increased AI use requires significantly more bandwidth than other internet activity such as web browsing and email. As use of these services continues to grow, our broadband customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. Competitive or regulatory constraints may preclude us from recovering costs of network investments designed to address these issues, which could adversely impact our operating margins, results of operations, financial condition and cash flows.

Our services may be adversely impacted by legislative or regulatory changes that affect our ability to develop and offer services or that could expose us to liability from customers or others.

The Company provides broadband internet access services to its fiber and cable customers. As the internet has matured, it has become the subject of increasing regulatory interest. Congress and Federal regulators have adopted a wide range of measures directly or potentially affecting internet use. The adoption of new internet regulations or policies could adversely affect our business.

The FCC imposes obligations on telecommunications service providers, including broadband internet access service providers, and multichannel video program distributors, like our Company. We cannot predict the nature and pace these requirements and other developments, or the impact they may have on our operations.

Risks Related to our Indebtedness

We may not be able to repay future indebtedness.

As of December 31, 2025, Shentel Issuer had $567.4 million of outstanding Notes consisting of $489.1 million 5.64% Series 2025-1, Class A-2 term notes, $78.3 million 6.03% Series 2025-1, Class B term notes, each with an anticipated repayment date in December 2030 (collectively, the “Notes”). If Shentel Issuer is unable to refinance the Notes maturities on terms acceptable to us or if we are not able to generate sufficient cash flows from ABS Entities operations to repay our outstanding indebtedness when such indebtedness becomes due, the ABS Indenture requires mandatory prepayment of principal of the Notes on each payment date on a pro-rata basis based on the alphanumerical designation of each class of Notes and additional interest will be charged until the Notes are refinanced or fully redeemed.

As of December 31, 2025, we had $75.0 million borrowed against a $175.0 million RCF due December 2030. If Shentel Broadband is unable to refinance our RCF maturities on terms acceptable to us or if we are not able to generate sufficient cash flows from Shentel Broadband operations, excluding the ABS Entities, to repay our outstanding indebtedness when such indebtedness becomes due, this could cause an event of default of the RCF and, if not cured or waived, allow lenders to exercise remedies in the RCF credit agreement, including the liquidation of assets, excluding the ABS Entities, to repay RCF indebtedness.

Our level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2025, we had $642.4 million of total indebtedness. Our level of indebtedness could have important adverse consequences. For example, it may:

•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes; and

•place us at a competitive disadvantage relative to companies that have less indebtedness.

Failure to comply with financial and operating covenants or make scheduled payments related to our Notes and the RCF may restrict our ability to borrow and could accelerate repayment of outstanding debt.

Under the ABS Indenture, Shentel Issuer is required to report specified Debt Service Coverage Ratios (“DSCR”) for each monthly payment date. If the monthly DSCR is below specific thresholds as outlined in the ABS Indenture, a portion of customer collections from the prior month held by indenture trustee will be retained as reserves or will be used to begin amortization of the Notes on a pro-rata basis based on the alphanumerical designation of each class of Notes until the monthly DSCR is above the threshold. In addition, if the DSCR is not above certain thresholds at the time we wish to borrow funds from the VFN, we will be unable to borrow VFN funds until the DSCR is above the threshold. If Shentel Issuer fails to comply with specified payment and operating covenants as outlined in the ABS Indenture, this will trigger an event of default and could trigger an acceleration of the maturity of the Notes upon written direction of more than 50% of the aggregate outstanding class principle balance of all classes of Notes.

Under the RCF credit agreement, Shentel Broadband is required to comply with specified financial and operating covenants. Our failure to comply with any of these covenants or to meet any payment obligations under the RCF credit agreement could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. Shentel Broadband might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow RCF funds.

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

Should a security breach or incident occur, the Chief Information Officer (the “CIO”) in collaboration with the Company’s General Counsel and Chief Accounting Officer (the “CAO”) will evaluate the materiality of any specific incident. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) will ultimately decide if an incident is material. Considerations of materiality will include a variety of factors, including, for example, the extent of expected financial cost, customers impacted, operational impacts, and/or data exposed or lost as a result of the incident.

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

Our Director of Information Security leads the Information Security Program and reports to the CIO, who also provides additional oversight of the Program. The Director of Information Security has over 20 years of experience in the information technology and information security fields and the CIO has over 30 years of experience in the information technology and information security fields. In addition, we have established a Security Steering Committee that provides guidance and direction to the CIO regarding the Information Security Program, including approval of the Program mission and its objectives. The Security Steering Committee meets regularly and its membership includes, at a minimum, the Director of Information Security, the CIO, the CFO, the Sr. Vice President of Engineering and Operations, the VP of Legal/General Counsel and the CEO. Information security risks are reviewed with the Security Steering Committee periodically or as needed.

The CIO, in connection with the General Counsel and CEO, updates the Audit Committee regularly on cybersecurity and other information technology risks and opportunities. Additionally, the CIO with guidance from General Counsel and CEO, provides updates to the Board of Directors on the Information Security Program at least annually. In the case of an information security incident or breach, the Director of Information Security and CIO will follow the Company’s Incident Response Plan and follow communication protocols within the plan, which, depending on the severity of the incident, include escalation timelines and responsibilities that involve updating the Audit Committee and the Board of Directors, as applicable.

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “SHEN.” The following table indicates the closing high and low sales prices per share of common stock as reported by the Nasdaq Global Select Market for each quarter during the last two years:

2025	High	Low
Fourth Quarter	$13.90	$9.67
Third Quarter	15.84	11.71
Second Quarter	14.46	10.07
First Quarter	13.61	9.77

2024	High	Low
Fourth Quarter	$16.28	$12.01
Third Quarter	21.89	13.51
Second Quarter	19.32	11.87
First Quarter	22.27	16.95

Stock Performance Graph

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the Nasdaq US Index and the Nasdaq Telecommunications Index for the period between December 31, 2020 and December 31, 2025. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2020 to December 31, 2025.

Total Shareholder Return
$200
$150
$100
$50
$—
2020
2021
2022
2023
2024
2025
Shenandoah Telecommunications Company
NDAQ US
NDAQ Telecom Stocks

	2020	2021	2022	2023	2024	2025
Shenandoah Telecommunications Company	$100	$97	$60	$83	$49	$45
NDAQ US	$100	$126	$101	$128	$159	$187
NDAQ Telecom Stocks	$100	$105	$82	$92	$112	$131

Holders

As of February 23, 2026, there were 3,926 holders of record of the Company’s common stock.

Dividend Policy

Under the RCF, Shentel Broadband is subject to restrictions on its ability to pay dividends or make other distributions to Shentel Broadband Holding Inc. (“Shentel Holdings”), parent of Shentel Broadband and wholly subsidiary of Shentel. So long as no default exists, the Shentel Broadband may declare and pay lawful cash dividends or make distributions to Shentel Holdings within the limits set forth in the RCF credit agreement. Specifically, the financing arrangements permit: (i) annual cash dividends on Shentel’s common stock up to $7.5 million; (ii) additional distributions when the Borrower’s Total Net Leverage Ratio (as defined in the RCF credit agreement) is less than 2.50:1.00 on a pro forma basis; (iii) additional distributions to Shentel Holdings or Shentel with the proceeds received from the ABS Entities and (iv) certain non-cash distributions and employee-related redemptions. Dividends beyond these limits are prohibited unless the leverage ratio condition is satisfied.

The table below sets forth the cash dividends per share of our common stock that our board of directors declared during the following years:

	Years Ended December 31,
	2021	2022	2023	2024	2025
Cash Dividend	$18.82	$0.08	$0.09	$0.10	$0.11

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

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”), provides broadband services through its high speed, state-of-the-art fiber-optic and cable networks to customers in eight contiguous states in the eastern United States. The Company’s services include: broadband internet, video and voice; high-speed Ethernet, dedicated internet access and dark fiber leasing; and managed network services. The Company owns an extensive regional network with approximately 19,000 route miles of fiber.

2025 Developments

Refinancing Activities

Shentel Issuer, a limited-purpose, bankruptcy remote indirect wholly-owned subsidiary of Shentel, closed its inaugural offering of $567.4 million aggregate principal amount of secured fiber network revenue term notes, consisting of $489.1 million 5.64% Series 2025-1, Class A-2 term notes (the “Class A-2 Notes”) and $78.3 million 6.03% Series 2025-1, Class B term notes (the “Class B Notes”), each with an anticipated repayment date in December 2030. The Class A-2 Notes and Class B Notes are secured by certain fiber network assets and related customer contracts in the states of Virginia, Ohio, Pennsylvania, Indiana, Maryland and West Virginia.

As part of the same agreement governing the Class A-2 Notes and Class B Notes (the “ABS Indenture”) and fiber network assets and related customer contracts that govern and secure the ABS Notes, Shentel Issuer entered into a revolving $175.0 million variable funding note facility (the “VFN”) due December 2029 with a group of financial institutions. VFN advances will be subject to certain pro-forma leverage and debt service coverage ratios as defined in the ABS Indenture. The VFN will bear interest at term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.75%. The Company had no borrowings under the VFN at Closing.

As part of the same ABS Indenture and fiber network assets and related customer contracts that govern and secure the ABS Notes, Shentel Issuer entered into a $25 million delay draw Liquidity Funding Note facility (the “LFN”, together with the Class A-2 Notes, Class B notes, and the VFN, the “ABS Notes”) with Bank of America. The LFN is subject to the same collateral and covenant framework, including pro-forma leverage and debt service coverage ratios as defined in the ABS Indenture. Shentel Issuer may draw on the LFN solely for the purpose of funding amounts due and payable for certain Priority of Payments as defined in the ABS Indenture and when restricted cash funds required by ABS Indenture are insufficient. The LFN will bear interest at the Prime Rate plus a spread of 3.0%. The Company had no borrowings under the LFN at Closing.

Concurrently, Shentel Broadband, a wholly-owned indirect subsidiary of the Company, entered into a new $175.0 million Revolving Credit Facility (the “RCF”) due December 2030 with a group of financial institutions. The RCF is secured by substantially the cash flows and all of the assets and equity interests of its subsidiaries excluding Shentel Issuer; Shentel Guarantor LLC, a wholly-owned subsidiary of Shentel Broadband and parent of Shentel Issuer; Shentel Asset Entity I LLC, a wholly-owned subsidiary of Shentel Issuer; and Shentel Asset Entity II LLC, a wholly-owned subsidiary of Shentel Issuer. Borrowings under the RCF will bear interest at term SOFR plus a margin ranging from 2.50% to 3.00%. Shentel Broadband borrowed $75.0 million from the RCF at Closing.

Shentel and its non ABS Entities have no recourse of the loans of the ABS Entities. Likewise, the ABS Entities have no recourse of the loans of Shentel Broadband.

Shentel used a portion of the proceeds from the issuance of the ABS Notes and the RCF to repay the outstanding principal on the Company’s existing debt. Refer to Note 10, Debt in Shentel’s Consolidated 2025 Financial Statements for more information.

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

Virginia Fiber Acquisition

In April 2025, the Company executed an Asset Purchase Agreement to acquire FTTH assets and operations of a fiber business based in Virginia for $5 million, including passings of approximately 1,500 homes and approximately 700 customers. The Company completed the acquisition on July 9, 2025.

H.R.1 - 119th Congress (2025-2026)

On July 4, 2025, H.R.1 was signed into law and includes numerous changes to existing tax law, including provisions providing current deductibility of certain property additions and limitations on interest deductions based on a tax EBITDA framework. These provisions are generally effective beginning in 2025, and we currently anticipate they will partially defer our income tax payments in future years. The legislation did not have a material impact on our consolidated financial statements for the year ended December 31, 2025.

Results of Operations

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

The Company’s consolidated results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2025	% of Revenue	2024	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$169,668	47.4%	$174,795	53.3%	(5,127)	(2.9)%
Residential & SMB - Glo Fiber Expansion Markets	82,558	23.1%	57,872	17.6%	24,686	42.7%
Commercial Fiber	79,315	22.2%	70,057	21.4%	9,258	13.2%
RLEC & Other	26,313	7.4%	25,334	7.7%	979	3.9%
Total revenue	357,854	100.0%	328,058	100.0%	29,796	9.1%
Operating expenses
Cost of services, exclusive of depreciation and amortization	130,118	36.4%	128,112	39.1%	2,006	1.6%
Selling, general and administrative	118,187	33.0%	115,193	35.1%	2,994	2.6%
Restructuring, integration and acquisition	1,173	0.3%	14,509	4.4%	(13,336)	(91.9)%
Depreciation and amortization	131,613	36.8%	98,835	30.1%	32,778	33.2%
Total operating expenses	381,091	106.5%	356,649	108.7%	24,442	6.9%
Operating loss	(23,237)	(6.5)%	(28,591)	(8.7)%	5,354	NMF
Other (expense) income:
Interest expense	(25,374)	(7.1)%	(15,897)	(4.8)%	(9,477)	59.6%
Other income, net	6,755	1.9%	6,461	2.0%	294	4.6%
Loss from continuing operations before income taxes	(41,856)	(11.7)%	(38,027)	(11.6)%	(3,829)	10.1%
Income tax benefit	(8,913)	(2.5)%	(9,670)	(2.9)%	757	(7.8)%
Loss from continuing operations	(32,943)	(9.2)%	(28,357)	(8.6)%	(4,586)	16.2%
Income from discontinued operations, net of tax	—	—%	222,174	67.7%	(222,174)	NMF
Net (loss) income	(32,943)	(9.2)%	193,817	59.1%	(226,760)	NMF
Dividends on redeemable noncontrolling interest	6,449	1.8%	3,429	1.0%	3,020	88.1%
Net (loss) income attributable to common shareholders	$(39,392)	(11.0)%	$190,388	58.0%	(229,780)	NMF

Shentel acquired Horizon on April 1, 2024 and consequently, results for the year ended December 31, 2024 included nine months of Horizon revenue, whereas the comparable year ended December 31, 2025 included twelve months of Horizon revenue. Information about year over year variances noted below includes the results of the acquired Horizon markets during the first three months of 2025 and explanations of the remaining consolidated changes.

Shentel updated the presentation of certain Residential & SMB - Incumbent Broadband Market, Residential & SMB - Glo Fiber, Commercial Fiber and RLEC & Other revenues for the prior year to conform with changes in how management currently views these lines of business.

Residential & SMB - Incumbent Broadband Markets revenue
Revenue from residential and small and medium business (“SMB”) customers in Incumbent Broadband Markets is primarily earned through the Company’s provision of data, video and voice services over primarily HFC cable and to a lesser extent FTTH networks in incumbent markets.

Residential & SMB - Incumbent Broadband Markets revenue decreased $5.1 million, or 2.9%. Shentel recognized $1.7 million of revenues earned in the acquired Horizon markets in the first quarter of 2025. The remaining decrease of $6.8 million was primarily due to lower video revenues from a 14.5% decline in video revenue generating units (“RGUs”), lower USF revenues and a 1.6% decline in data average revenue per unit (“ARPU”).

Residential & SMB - Glo Fiber Expansion Markets revenue
Revenue from residential and SMB customers in Glo Fiber Expansion Markets is primarily earned through the Company’s provision of data, video and voice services over FTTH networks in new greenfield expansion markets.

Residential & SMB - Glo Fiber Expansion Markets revenue increased $24.7 million, or 42.7%. Shentel recognized $0.7 million of revenues earned in the acquired Horizon markets in the first quarter of 2025. The remaining increase of $24.0 million was primarily due to 42.0% year-over-year growth in data RGUs and 16.3% year-over-year growth in video RGUs associated with the Company’s investment in expanded geographies for Glo Fiber.

Commercial Fiber revenue
Shentel’s Commercial Fiber revenue is primarily earned through the Company’s provision of high-speed Ethernet, dedicated internet access, wavelength services, dark fiber leasing and managed services over fiber optic networks to commercial customers.

Commercial Fiber revenue increased $9.3 million, or 13.2%. Shentel recognized $9.9 million of revenues earned in the acquired Horizon markets in the first quarter of 2025. The remaining decrease of $0.6 million was primarily due to non-cash deferred revenue adjustments for a carrier customer and early termination fees earned in the prior year.

RLEC & Other revenue
Shentel’s RLEC & Other revenue is primarily earned through the Company’s provision of voice and DSL telephone services over copper networks, primarily in Shenandoah County, Virginia and Ross County, Ohio. Shentel also earns governmental support revenue through the federal USF.

RLEC & Other revenue increased $1.0 million, or 3.9%. Shentel recognized $2.9 million of revenues earned in the acquired Horizon markets in the first quarter of 2025. The remaining decrease of $1.9 million was primarily due to lower data service line (“DSL”) revenue from a 19.8% decline of DSL RGUs, partially due to customers migrating to our broadband data service in the recently constructed passings supported by government grants.

Cost of services
Cost of services primarily consist of costs to acquire and deliver video programming, internal labor to maintain our network and service our customers, third party network maintenance, and line expenses.

Cost of services increased $2.0 million, or 1.6%. Shentel incurred $7.6 million of costs incurred in the acquired Horizon markets in the first quarter of 2025. The remaining decrease of $5.6 million was primarily due to decreases in network payroll and line costs driven by synergy savings and decreased programming expenses associated with the declines in video RGUs.

Selling, general and administrative
Selling, general and administrative expenses consist of employee compensation, advertising, software maintenance, stock-based compensation, and operating taxes.

Selling, general and administrative expense increased $3.0 million, or 2.6%. Shentel incurred $3.2 million of selling, general and administrative costs incurred in the acquired Horizon markets in the first quarter of 2025. The remaining decrease of $0.2 million was primarily due to decreases in employee compensation, professional fees driven by synergy savings and lower bad debt, partially offset by increases in operating taxes and advertising costs.

Restructuring, integration and acquisition
Integration and acquisition expense decreased $13.3 million, or 91.9%. Restructuring, integration and acquisition expense in 2024 related primarily to expenses incurred to effect the Horizon transaction and integration expenses incurred during the post-acquisition period.

Depreciation and amortization
Depreciation and amortization increased $32.8 million, or 33.2%. Shentel incurred $9.2 million of depreciation and amortization related to the tangible and intangible assets acquired in the Horizon Transaction in the first quarter of 2025. The remaining increase of $23.6 million was due to the Company’s expansion of its Glo Fiber network and a $7.4 million write-off of inventory assets no longer expected to be used.

Interest expense
Interest expense increased by $9.5 million, or 59.6% primarily due to an increase in the Company’s outstanding debt.

Other income, net
Other income, net increased by $0.3 million, or 4.6% primarily due to a favorable settlement of the Horizon acquisition related escrow claim and a reclassification of unrecognized gains on interest rate swaps accumulated in other comprehensive income to the Company’s consolidated statements of operations with the termination of the hedging program. These gains were partially offset by higher interest income earned in the prior year.

Income tax benefit
The Company recognized $8.9 million of income tax benefit for 2025, compared with $9.7 million for 2024 due to higher excess tax benefits derived from vesting of restricted stock in 2025 compared to 2024.

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

The Company’s consolidated results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2024	% of Revenue	2023	% of Revenue	$	%
External revenue
Residential & SMB - Incumbent Broadband Markets	$174,795	53.3%	$174,710	64.9%	85	—%
Residential & SMB - Glo Fiber Expansion Markets	57,872	17.6%	35,103	13.0%	22,769	64.9%
Commercial Fiber	70,057	21.4%	44,301	16.5%	25,756	58.1%
RLEC & Other	25,334	7.7%	15,017	5.6%	10,317	68.7%
Total revenue	328,058	100.0%	269,131	100.0%	58,927	21.9%
Operating expenses
Cost of services, exclusive of depreciation and amortization	128,112	39.1%	100,850	37.5%	27,262	27.0%
Selling, general and administrative	115,193	35.1%	99,304	36.9%	15,889	16.0%
Restructuring, integration and acquisition	14,509	4.4%	2,915	1.1%	11,594	397.7%
Depreciation and amortization	98,835	30.1%	65,920	24.5%	32,915	49.9%
Total operating expenses	356,649	108.7%	268,989	99.9%	87,660	32.6%
Operating (loss) income	(28,591)	(8.7)%	142	0.1%	(28,733)	NMF
Other income (expense):
Interest expense	(15,897)	(4.8)%	(4,212)	(1.6)%	(11,685)	277.4%
Other income, net	6,461	2.0%	5,587	2.1%	874	15.6%
(Loss) income from continuing operations before income taxes	(38,027)	(11.6)%	1,517	0.6%	(39,544)	NMF
Income tax (benefit) expense	(9,670)	(2.9)%	501	0.2%	(10,171)	NMF
(Loss) income from continuing operations	(28,357)	(8.6)%	1,016	0.4%	(29,373)	NMF
Income from discontinued operations, net of tax	222,174	67.7%	7,022	2.6%	215,152	NMF
Net income	$193,817	59.1%	$8,038	3.0%	185,779	NMF
Net income attributable to redeemable noncontrolling interest	3,429	1.0%	—	—%	3,429	NMF
Net income attributable to common shareholders	$190,388	58.0%	$8,038	3.0%	182,350	NMF

Shentel updated the presentation of certain Residential & SMB - Incumbent Broadband Market, Residential & SMB - Glo Fiber, Commercial Fiber and RLEC & Other revenues for the prior year to conform with changes in how management currently views these lines of business.

Residential & SMB - Incumbent Broadband Markets revenue
Residential & SMB - Incumbent Broadband Markets revenue decreased by $0.1 million. Shentel recognized $5.2 million of revenues earned in the newly acquired Horizon markets. The remaining decrease of $5.3 million was primarily due to lower video revenue from a 15.3% decline in video RGUs and lower voice revenue from a 21.5% decline in voice ARPU.

Residential & SMB - Glo Fiber Expansion Markets revenue
Residential & SMB - Glo Fiber Expansion Markets revenue increased by $22.8 million, or 64.9%. Shentel realized a $21.4 million increase in legacy Shentel markets and recognized $1.4 million of revenues earned in the newly acquired Horizon markets. The increase in legacy Shentel markets revenue was primarily due to 50.9% year-over-year growth in data RGUs associated with the Company’s investment in expanded geographies for Glo Fiber and a 7.3% increase in data ARPU.

Commercial Fiber revenue

Commercial Fiber revenue increased by $25.8 million, or 58.1%. Shentel recognized $31.3 million of revenues earned in the newly acquired Horizon markets. The remaining decrease of $5.6 million was primarily due to the previously disclosed T-Mobile backhaul revenue churn associated with the decommissioning of the former Sprint network.

RLEC & Other revenue
RLEC & Other revenue increased by $10.3 million, or 68.7%, primarily due to $9.9 million of revenues earned in the newly acquired Horizon markets and an increase in governmental support revenue.

Cost of services
Cost of services increased by $27.3 million, or 27.0%. Shentel incurred $25.3 million of costs incurred in the newly acquired Horizon markets. The remaining increase of $2.0 million was primarily due to network maintenance costs for Glo Fiber market expansion.

Selling, general and administrative
Selling, general and administrative expense increased by $15.9 million, or 16.0%. Shentel incurred $11.7 million of selling, general and administrative costs incurred in the newly acquired Horizon markets. The remaining increase of $4.2 million was primarily due to higher advertising costs and sales headcount associated with the Company’s expansion of Shentel’s Glo Fiber network.

Restructuring, integration and acquisition
Integration and acquisition expense increased by $11.6 million primarily due to non-recurring Horizon acquisition-related costs related to banking, legal, insurance and software expenses.

Depreciation and amortization
Depreciation and amortization increased by $32.9 million, or 49.9%. Shentel incurred $25.5 million of depreciation and amortization related to the tangible and intangible assets acquired in the Horizon Transaction. The remaining increase of $9.6 million was primarily due to legacy Shentel’s expansion of its Glo Fiber network. Shentel also recognized $2.2 million less in impairment charges in 2024 compared to 2023.

Interest expense
Interest expense increased by $11.7 million, or 277.4%, primarily due to a higher outstanding debt balance during 2024 as compared to 2023.

Other income, net
Other income, net increased by $0.9 million, or 15.6%, primarily due to other income incurred in the newly acquired Horizon markets.

Income tax (benefit) expense
The Company recognized $9.7 million of income tax benefit for 2024, compared with $0.5 million of income tax expense for 2023. The income tax benefit was driven by higher pre-tax loss from continuing operations during 2024.

Additional Information

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and HFC cable networks. We also lease dark fiber and provide Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services as a RLEC to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by 19,067 route miles of fiber.

The following table indicates selected operating statistics. Shentel updated the presentation of certain revenues and voice RGUs in the prior year to conform with changes in how management views these lines of business. This reclassification resulted in updated ARPU and voice RGUs for the prior period.

	December 31, 2025	December 31, 2024	December 31, 2023
Homes and businesses passed (1)
Incumbent Broadband Markets	252,224	239,041	215,763
Glo Fiber Expansion Markets	426,820	346,299	233,872
Total homes and businesses passed	679,044	585,340	449,635

Residential & SMB RGUs:
Incumbent Broadband Markets	111,962	111,325	109,679
Glo Fiber Expansion Markets	87,985	65,140	41,710
Broadband Data	199,947	176,465	151,389
Video	35,818	40,023	43,152
Voice	26,693	25,528	24,097
Total Residential & SMB RGUs (excludes RLEC)	262,458	242,016	218,638

Residential & SMB Penetration (2)
Incumbent Broadband Markets	44.4%	46.6%	50.8%
Glo Fiber Expansion Markets	20.6%	18.8%	17.8%
Broadband Data	29.4%	30.1%	33.7%
Video	5.3%	6.8%	9.6%
Voice	4.2%	4.5%	5.6%

Residential & SMB ARPU (3)
Incumbent Broadband Markets	$82.67	$83.68	$81.85
Glo Fiber Expansion Markets	$77.05	$76.63	$72.36
Broadband Data	$80.39	$81.40	$79.64
Video	$125.21	$116.37	$105.61
Voice	$32.80	$34.25	$35.17

Fiber route miles	19,067	16,830	9,875
Total fiber miles (4)	1,996,620	1,858,081	861,980
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

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Shentel’s principal sources of liquidity are our cash and cash equivalents, restricted cash, cash generated from operations, government grants and capacity under the Company’s VFN and RCF.

In 2021, Congress passed the American Rescue Plan Act and the Infrastructure Investment and Jobs Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $151.2 million in grants to serve approximately 26,900 unserved homes in the states of Virginia, Ohio, Maryland and West Virginia and to upgrade the capacity of the Ohio middle mile network. The grants will be paid to the Company as certain milestones are completed. As of December 31, 2025, the Company had received a total of $101.6 million in cash receipts and had $49.6 million in grants available. The Company has constructed broadband service to approximately 20,000 previously unserved homes and expects to fulfill the majority of its obligations under these programs by 2026.

As of December 31, 2025, the Company’s total available liquidity was $234.9 million, consisting of (i) cash and cash equivalents totaling $27.3 million; (ii) restricted cash as required by the ABS indenture totaling $20.9 million (iii) $92.8 million of availability under the Shentel Broadband’s RCF; (iv) $44.3 million under Shentel Issuer’s VFN; and (v) an aggregate of $49.6 million remaining reimbursements available under government grants, which reimbursements are subject to fulfilling the terms of the underlying agreements. In addition, the Company has $130.7 million of VFN commitments that are not available to draw as of December 31, 2025. The available capacity of the VFN will increase based on the secured fiber network revenue growth from the ABS Entities multiplied by (i) a margin as defined in the ABS Indenture and (ii) 6.25x multiple.

Net cash provided by operating activities from continuing operations was approximately $103.3 million in 2025, representing an increase of $33.9 million compared with 2024, primarily driven by increases in revenue and changes in working capital.

Net cash used in investing activities from continuing operations was approximately $294.7 million in 2025, representing an decrease of $350.6 million compared with 2024, primarily driven by a $342.4 million decrease in cash disbursed for acquisitions, a $43.3 million increase in cash receipts from government grant programs and a $6.5 million receipt from a business acquisition escrow, partially offset by a $39.8 million increase in capital expenditures driven by government-subsidized network expansion projects in previously unserved areas of Incumbent Broadband Markets.

Net cash provided by financing activities from continuing operations was approximately $195.6 million in 2025, representing an increase of $11.7 million compared with 2024, primarily driven by an increase of $691.7 million in borrowings under various debt facilities, partially offset by an increase of $585.9 million in principal payments on long-term debt, a decrease of $79.4 million in cash inflows from issuance of redeemable noncontrolling interests and an increase of $14.1 million in payments for debt issuance and amendment costs.

Indebtedness: As of December 31, 2025, the Company’s net indebtedness was $628.2 million, including $642.4 million in outstanding ABS Notes and the RCF, net of unamortized loan fees of $14.2 million. The borrowed Class A-2 Notes and the Class B Notes incur interest at 5.64% and 6.03%, respectively. The borrowed RCF bears interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage. The weighted-average interest rate was 5.75% for the ABS Notes and RCF at December 31, 2025.

Shentel’s ABS Notes, which include Class A-2 Notes and Class B Notes, have outstanding balances of $489.1 million and $78.3 million, respectively. Shentel’s RCF has an outstanding balance of $75.0 million. The ABS Notes have a contractually stated anticipated repayment date (“ARD”) of December 2030 with the exception of the VFN described below. Shentel has not made any borrowings under its VFN or LFN as of December 31, 2025. In the event borrowings are made in the future, the initial anticipated repayment date for the VFN is December 2029 which may be extended, at the option of Shentel, to the December 2030, subject to the satisfaction of certain conditions. Amounts borrowed under the LFN do not have an anticipated repayment date. The legal final maturity date of each class of the ABS Notes is in December 2055. If Shentel has not repaid or refinanced any Series 2025-1 Notes prior to the relevant ARD, additional interest will accrue on outstanding principal. Shentel Broadband’s RCF matures on December 5, 2030. No principal payments on Shentel Broadband’s RCF are required prior to the final maturity date.

Shentel and its non ABS Entities have no recourse of the loans of the ABS Entities. Likewise, the ABS Entities have no recourse of the loans of Shentel Broadband.

Refer to Note 10, Debt in the Company’s 2025 Consolidated Financial Statements for information about the Company's outstanding debt.

As of December 31, 2025, the Company was in compliance with the financial covenants related to our outstanding debt.

We expect our cash on hand, restricted cash, cash flows from continuing operations, availability of funds from our RCF and VFN agreements and government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the year ended December 31, 2025, our capital expenditures of $358.9 million, net of government grants of $62.5 million, exceeded our net cash provided by operating activities from continuing operations by $193.1 million, and we expect our capital expenditures, net of government grants received, to exceed the net cash flows provided by continuing operations through 2026, as we expand our Glo Fiber broadband network.

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our products and services, new market developments and expansion opportunities.

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions including rising inflation, regulatory requirements, changes in technologies, changes in competition, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base, particularly in our Broadband markets, is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

During 2025, Shentel formed Shentel Guarantor LLC, Shentel Issuer LLC, Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (collectively, the “ABS Entities”), each a bankruptcy-remote subsidiary of the Company. The ABS Entities were formed as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts primarily in Virginia, Ohio, Pennsylvania, Indiana, Maryland and West Virginia were contributed to Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (collectively, the “ABS Asset Entities”). As of December 31, 2025, all of the Company’s commercial fiber network assets and approximately 302,000 Glo Fiber passings were contributed to the ABS Asset Entities. The cash flow from these contributed assets are used to service the obligations under Shentel’s ABS Notes.

Our RCF requires consolidated financial statements of restricted subsidiaries under the RCF (the “Non-ABS Entities” or the “Restricted Subsidiaries”) and unrestricted subsidiaries (the “ABS Entities” or the “Unrestricted Subsidiaries”). Below is the consolidating balance sheet as of December 31, 2025 and the consolidating statement of operations for the year ended December 31, 2025. The ABS Entities consolidating statement of operations reflects the activity from December 5, 2025 (date of refinancing) through December 31, 2025.

	As of December 31, 2025
(in thousands)	Unrestricted Subsidiaries (ABS Entities)	Restricted Subsidiaries (Non-ABS Entities)	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,259	$—	$27,259
Restricted cash and cash equivalents	20,945	—	—	20,945
Accounts receivable	12,580	31,880	(12,963)	31,497
Prepaid expenses and other	5,344	14,803	(2,405)	17,742
Total current assets	38,869	73,942	(15,368)	97,443
Investments	—	392,737	(376,227)	16,510
Property, plant and equipment, net	793,874	807,735	—	1,601,609
Goodwill and intangible assets, net	8,234	148,657	—	156,891
Operating lease right-of-use assets	10,199	9,458	—	19,657
Deferred charges and other assets	129,635	7,794	(118,777)	18,652
Total assets	$980,811	$1,440,323	$(510,372)	$1,910,762
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,561	$66,757	$(12,963)	$61,355
Advanced billings and customer deposits	8,953	10,361	(2,405)	16,909
Accrued compensation	—	13,334	—	13,334
Accrued liabilities and other	3,894	14,116	(1,112)	16,898
Total current liabilities	20,408	104,568	(16,480)	108,496
Long-term debt, less current maturities, net of unamortized loan fees	554,288	73,949	—	628,237
Other long-term liabilities:
Deferred income taxes	—	157,618	—	157,618
Other liabilities	33,628	131,159	(117,665)	47,122
Total other long-term liabilities	33,628	288,777	(117,665)	204,740
Temporary equity:
Redeemable noncontrolling interest	—	88,506	—	88,506
Shareholders’ equity:
Total shareholders’ equity	372,487	884,523	(376,227)	880,783
Total liabilities, temporary equity and shareholders’ equity	$980,811	$1,440,323	$(510,372)	$1,910,762

	Year Ended December 31, 2025
(in thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Service revenue and other	$11,986	$350,335	$(4,467)	$357,854
Operating expenses:
Cost of services exclusive of depreciation and amortization	5,474	127,406	(2,762)	130,118
Selling, general and administrative	2,059	117,833	(1,705)	118,187
Restructuring, integration and acquisition	—	1,173	—	1,173
Depreciation and amortization	5,772	125,841	—	131,613
Total operating expenses	13,305	372,253	(4,467)	381,091
Operating (loss) income	(1,319)	(21,918)	—	(23,237)
Other (expense) income:
Interest expense	(2,453)	(22,921)	—	(25,374)
Other income, net	32	6,723	—	6,755
(Loss) income from continuing operations before income taxes	(3,740)	(38,116)	—	(41,856)
Income tax (benefit) expense	—	(8,913)	—	(8,913)
Net loss	(3,740)	(29,203)	—	(32,943)

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

Valuation and Impairment Testing of Goodwill and Cable Franchise Rights

Goodwill

Goodwill results from business combinations and represents the excess amount of the consideration paid over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. As discussed in Note 2, Summary of Significant Accounting Policies, Shentel has only one reporting unit. Shentel’s total goodwill balance increased $0.5 million in the year ended December 31, 2025 as a result of the Virginia Fiber Acquisition discussed above.

Shentel tests goodwill for impairment at least annually or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The impairment test is performed at the reporting unit level by analyzing quantitative or qualitative factors, or both. When performing a quantitative assessment, we estimate the fair value of our reporting unit primarily based on a discounted cash flow analysis that involves significant judgment, including market participant estimates of future cash flows expected to be generated by the business, estimate of a terminal growth rate and the selection of a discount rate. When performing this analysis, we also consider the reconciliation of the Company's market capitalization to the reporting unit value and consideration of an appropriate control premium. When performing a qualitative assessment, we assess whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50%) that an impairment exists. Events and circumstances considered include the impact of macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows, and market capitalization trends.

We evaluated goodwill for impairment on October 1, 2025 on the basis of the quantitative factors described above. Based on this assessment, we concluded that the fair value of our reporting unit was higher than its carrying value.

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

Shentel tests its cable franchise rights for impairment at least annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The impairment test is performed by analyzing quantitative or qualitative factors, or both. When performing a quantitative evaluation, we estimate the fair values of our cable franchise rights primarily based on a greenfield model, a method under the income approach, which reflected the expected discounted cash flows of a notional start-up business with no assets other than the cable franchise rights being valued. The greenfield model involves significant judgment, including the estimate of revenue growth, the amount and timing of capital expenditures, EBITDA margins, terminal growth rates and the discount rate utilized. When performing a qualitative assessment, we assess whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50%) that an impairment exists. Events and circumstances considered include the impact of macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows, and market capitalization trends.

Shentel evaluated cable franchise rights and spectrum licenses for impairment on October 1, 2025 using a quantitative assessment. As a result of this assessment, management concluded that the estimated fair value of the cable franchise rights exceeded the carrying value. As such, no impairment charge was recognized during the period.

Recently Issued Accounting Standards

Recently issued accounting standards and their expected impact, if any, are discussed in Note 2, Summary of Significant Accounting Policies in our consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025, the Company has an outstanding debt balance of $642.4 million, which includes ABS Notes and an RCF. Shentel’s ABS Notes, which include Class A-2 Notes and Class B Notes, have outstanding balances of $489.1 million and $78.3 million, respectively. The borrowed Class A-2 Notes and the Class B Notes incur interest at the fixed rate 5.64% and 6.03%, respectively; therefore, the Class A-2 and the Class B Notes are not subject to fluctuations in market interest rates. The borrowed RCF bears interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage.

As of December 31, 2025, the Company had $75.0 million of gross variable rate debt outstanding under the RCF. The interest rate was 6.19% for the RCF at December 31, 2025. An increase in market interest rates of 1.00% would add approximately $0.8 million to annual interest expense.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2025. Our certifying officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on its assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

RSM US LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting containing the disclosure required by this Item.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

During the year ended December 31, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, referred to as the “2026 proxy statement,” which we will file with the SEC on or before 120 days after our 2025 fiscal year end, and which appears in the 2026 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2026 proxy statement, including the information in the 2026 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated herein by reference to the 2026 proxy statement appearing under the caption “Security Ownership.”

The Company has granted stock awards to its employees meeting certain eligibility requirements under two shareholder-approved company stock incentive plans, the “2014 Equity Incentive Plan” and the “2024 Equity Incentive Plan.” The 2024 Equity Incentive Plan authorized grants of up to an additional 3,000,000 shares over a ten-year period beginning in 2024. As a result of the adoption of the 2024 Equity Incentive Plan, additional grants will not be made under the 2014 Equity Incentive Plan, although outstanding grants may continue to vest, be distributed or exercised. Outstanding awards and the number of shares available for future issuance as of December 31, 2025 were as follows:

	Number of securities to be issued upon exercise of outstanding awards	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
2014 Equity Incentive Plan	577,574	$—	—
2024 Equity Incentive Plan	969,772	$—	2,019,617
Total	1,547,346	$—	2,019,617

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated herein by reference to the 2026 proxy statement, including the information in the 2026 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the 2026 proxy statement, including the information in the 2026 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

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

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Shenandoah Telecommunications Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment
As discussed in Notes 2 and 7 to the financial statements, the Company’s goodwill balance was $67.5 million as of December 31, 2025. The Company performed its annual goodwill impairment assessment as of October 1, 2025, by performing a quantitative analysis in lieu of a qualitative analysis and concluded there was no impairment of goodwill. The fair value of the Company’s single reporting unit for the goodwill impairment assessment was estimated utilizing an income (discounted cash flow method) approach. The income approach involved using cash flow projections developed by management to calculate discounted cash flows, the sum of which is subject to certain adjustments to estimate the Company’s enterprise value, which management then reconciled to the market capitalization of the Company with consideration of a control premium. Significant judgment was required to forecast future cash flows and to determine the discount rate applicable to the reporting unit.

We identified the Company’s annual goodwill impairment assessment as a critical audit matter because of the significant assumptions management used in its annual impairment assessment, including the forecasted revenue growth rates and forecasted margin percentages used in the projected cash flows, as well as the determination of the discount rate applied to those cash flows. Auditing management’s judgments used in the impairment assessment involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions could have on the accounting estimate.

Our audit procedures related to the Company’s annual goodwill impairment assessment included the following, among others:

•Obtaining an understanding of the relevant controls related to the Company’s goodwill impairment assessment, and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions described above.
•Testing management’s process for developing the forecasts by (i) understanding management’s process for developing the forecasted revenue growth rates and forecasted margins, (ii) testing the completeness, accuracy, and relevance of the underlying data used by management to develop the forecasted cash flows, and (iii) comparing the significant assumptions described above to historical results and to forecasted information included in external industry reports.
•Utilizing our valuation professionals to assist in (i) assessing the appropriateness of the valuation model used by management and testing its mathematical accuracy, and (ii) evaluating the reasonableness of the Company’s discount rate by comparing the inputs used by management to publicly available market data.

Cable Franchise Rights Impairment Assessment
As described in Notes 2 and 7 to the financial statements, the Company’s indefinite-lived cable franchise rights are $64.3 million as of December 31, 2025. The Company assesses its cable franchise rights for impairment annually on October 1, or more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that the cable franchise rights’ carrying value exceeds its estimated fair value. In connection with the annual impairment evaluation, the Company performed a quantitative analysis which involved estimating the fair value of the cable franchise rights. Management used a Greenfield Model, which is a valuation method under the income approach. Under this approach, fair value is based on estimated after-tax discounted future cash flows, assuming an initial hypothetical start-up operation maturing into an average performing operation with similar rights. The valuation technique used by management included theoretical assumptions of the costs that would be incurred to start-up operations when the only owned asset is the cable franchise right and the associated revenues, operating margins and capital expenditures expected to be incurred in the start-up years, which are inherently judgmental.

We identified the cable franchise rights impairment assessment as a critical audit matter because of the significant estimates and assumptions management used in the impairment assessment. Auditing management’s judgments used in the impairment assessment regarding forecasts of future revenue, operating margins, capital expenditures, and determining the discount rate applied to those cash flows involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialist, due to the impact these assumptions could have on the accounting estimate.

Our audit procedures related to the Company’s cable franchise rights impairment assessment included the following, among others:

•Obtaining an understanding of the relevant controls related to the Company’s cable franchise rights impairment assessment, and tested such controls for design and operating effectiveness, including controls over management’s review of the significant assumptions described above
•Testing management’s process for developing the forecasts by (i) understanding management’s process for developing the forecasted revenue growth rates, forecasted margins, and forecasted capital expenditures during the start-up and growth phases, (ii) testing the completeness, accuracy, and relevance of the underlying data used by management in the forecasted cash flows, and (iii) comparing the significant assumptions described above to historical results and to forecasted information included in external industry reports.
•Utilizing our valuation professionals to assist in (i) assessing the appropriateness of the valuation model method used by management and testing its mathematical accuracy, and (ii) evaluating the reasonableness of the Company’s discount rate by comparing the inputs used by management to publicly available market data.

/s/ RSM US LLP

We have served as the Company’s auditor since 2022.

Boston, Massachusetts
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Shenandoah Telecommunications Company

Opinion on the Internal Control Over Financial Reporting
We have audited Shenandoah Telecommunications Company's (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion.

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

/s/ RSM US LLP

Boston, Massachusetts
February 26, 2026

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

(in thousands)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$27,259	$46,272
Restricted cash and cash equivalents	20,945	—
Accounts receivable, net of allowance for credit losses of $829 and $1,156, respectively	31,497	29,722
Income taxes receivable	2,544	1,244
Prepaid expenses and other	15,198	17,282
Total current assets	97,443	94,520
Investments	16,510	15,709
Property, plant and equipment, net	1,601,609	1,438,538
Goodwill	67,538	67,055
Intangible assets, net	89,353	90,668
Operating lease right-of-use assets	19,657	19,548
Deferred charges and other assets	18,652	14,235
Total assets	$1,910,762	$1,740,273
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$—	$9,204
Accounts payable	61,355	57,820
Advanced billings and customer deposits	16,909	16,104
Accrued compensation	13,334	16,283
Current operating lease liabilities	2,819	3,060
Accrued liabilities and other	14,079	12,100
Total current liabilities	108,496	114,571
Long-term debt, less current maturities, net of unamortized loan fees	628,237	407,675
Other long-term liabilities:
Deferred income taxes	157,618	167,716
Benefit plan obligations	4,150	4,945
Non-current operating lease liabilities	10,632	10,794
Other liabilities	32,340	33,525
Total other long-term liabilities	204,740	216,980
Commitments and contingencies (Note 16)
Temporary equity:
Redeemable noncontrolling interest	88,506	82,464
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 54,899 and 54,605 issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid in capital	157,216	147,733
Retained earnings	723,567	768,997
Accumulated other comprehensive income, net of taxes	—	1,853
Total shareholders’ equity	880,783	918,583
Total liabilities, temporary equity and shareholders’ equity	$1,910,762	$1,740,273

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2025, 2024 and 2023

(in thousands, except per share amounts)	2025	2024	2023
Service revenue and other	$357,854	$328,058	$269,131
Operating expenses:
Cost of services exclusive of depreciation and amortization	130,118	128,112	100,850
Selling, general and administrative	118,187	115,193	99,304
Restructuring, integration and acquisition	1,173	14,509	2,915
Depreciation and amortization	131,613	98,835	65,920
Total operating expenses	381,091	356,649	268,989
Operating (loss) income	(23,237)	(28,591)	142
Other (expense) income:
Interest expense	(25,374)	(15,897)	(4,212)
Other income, net	6,755	6,461	5,587
(Loss) income from continuing operations before income taxes	(41,856)	(38,027)	1,517
Income tax (benefit) expense	(8,913)	(9,670)	501
(Loss) income from continuing operations	(32,943)	(28,357)	1,016
Discontinued operations:
Income from discontinued operations, net of tax	—	1,957	7,022
Gain on the sale of discontinued operations, net of tax	—	220,217	—
Total income from discontinued operations, net of tax	—	222,174	7,022
Net (loss) income	(32,943)	193,817	8,038
Dividends on redeemable noncontrolling interest	6,449	3,429	—
Net (loss) income attributable to common shareholders	$(39,392)	$190,388	$8,038

Net (loss) income per share attributable to common shareholders, basic and diluted:
Basic - (Loss) income from continuing operations	$(0.71)	$(0.59)	$0.02
Basic - Income from discontinued operations, net of tax	—	4.13	0.14
Basic net (loss) income per share	$(0.71)	$3.54	$0.16

Diluted - (Loss) income from continuing operations	$(0.71)	$(0.59)	$0.02
Diluted - Income from discontinued operations, net of tax	—	4.13	0.14
Diluted net (loss) income per share	$(0.71)	$3.54	$0.16

Weighted average shares outstanding, basic	55,100	53,722	50,396
Weighted average shares outstanding, diluted	55,100	53,722	50,715
Cash dividends declared per common share	$0.11	$0.10	$0.09

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2025, 2024 and 2023
(in thousands)	2025	2024	2023
Net (loss) income	$(32,943)	$193,817	$8,038
Other comprehensive income (loss):
Net change in unrealized gain	126	1,850	1,668
Amounts reclassified from accumulated other comprehensive income	(1,979)	(1,665)	—
Comprehensive (loss) income	(34,796)	194,002	9,706
Dividends on redeemable noncontrolling interest	6,449	3,429	—
Comprehensive (loss) income attributable to common shareholders	$(41,245)	$190,573	$9,706

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024 and 2023
(in thousands)

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2022	—	—	50,110	$57,453	$580,554	$—	$638,007

Net income	—	—	—	—	8,038	—	8,038
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	1,668	1,668
Dividends declared	—	—	—	—	(4,523)	—	(4,523)
Stock-based compensation	—	—	231	10,823	—	—	10,823
Common stock issued	—	—	2	44	—	—	44
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(71)	(1,387)	—	—	(1,387)
Balance, December 31, 2023	—	—	50,272	66,933	584,069	1,668	652,670

Net income	—	—	—	—	193,817	—	193,817
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	1,850	1,850
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(1,665)	(1,665)
Dividends declared	—	—	—	—	(5,460)	—	(5,460)
Stock-based compensation	—	—	319	10,651	—	—	10,651
Common stock issued	—	—	4,103	71,876	—	—	71,876
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(89)	(1,727)	—	—	(1,727)
Issuance of redeemable noncontrolling interest, net of financing fees paid	81	79,380	—	—	—	—	—
Preferred stock dividends - paid in kind	—	3,084	—	—	(3,084)	—	(3,084)
Preferred stock dividends - participating	—	—	—	—	(345)	—	(345)
Balance, December 31, 2024	81	82,464	54,605	147,733	768,997	1,853	918,583

Net loss	—	—	—	—	(32,943)	—	(32,943)
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	126	126
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(1,979)	(1,979)
Dividends declared	—	—	—	—	(6,038)	—	(6,038)
Stock-based compensation	—	—	375	10,463	—	—	10,463
Common stock issued	—	—	3	55	—	—	55
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(84)	(1,035)	—	—	(1,035)
Preferred stock dividends - paid in kind	—	6,042	—	—	(6,042)	—	(6,042)
Preferred stock dividends - participating	—	—	—	—	(407)	—	(407)
Balance, December 31, 2025	81	88,506	54,899	$157,216	$723,567	$—	$880,783
See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023

(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(32,943)	$193,817	$8,038
Income from discontinued operations, net of tax	—	222,174	7,022
(Loss) income from continuing operations	(32,943)	(28,357)	1,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	129,677	96,908	62,878
Amortization of intangible assets	1,936	1,545	490
Provision for credit losses	1,452	2,132	2,852
Stock-based compensation expense, net of amount capitalized	9,590	9,837	10,033
Deferred income taxes	(9,463)	(9,759)	2,973
Impairment expense	—	382	2,552
Gain on sale of FCC spectrum licenses	—	—	(1,328)
Other, net	(52)	626	(462)
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	413	(2,452)	(143)
Current income taxes	973	1,382	25,532
Operating lease assets and liabilities, net	(914)	(361)	65
Other assets	(868)	(3,268)	4,879
Accounts payable	1,029	(2,240)	(2,959)
Other deferrals and accruals	2,441	3,004	(4,048)
Net cash provided by operating activities - continuing operations	103,271	69,379	104,330
Net cash (used in) provided by operating activities - discontinued operations	(2,273)	(6,812)	9,444
Net cash provided by operating activities	100,998	62,567	113,774

Cash flows from investing activities:
Capital expenditures	(358,919)	(319,070)	(255,070)
Government grants received	62,515	19,238	1,904
Proceeds from escrow related to business acquisition	6,471	—	—
Cash disbursed for acquisition, net of cash acquired	(5,000)	(347,411)	—
Proceeds from the sale of FCC spectrum licenses	—	—	17,300
Proceeds from sale of assets and other	269	2,010	655
Net cash used in investing activities - continuing operations	(294,664)	(645,233)	(235,211)
Net cash provided by (used in) investing activities - discontinued operations	—	305,827	(1,480)
Net cash used in investing activities	(294,664)	(339,406)	(236,691)

Cash flows from financing activities:
Principal payments on long-term debt	(592,956)	(7,044)	—
Proceeds from credit facility borrowings	816,736	125,000	225,000
Payments for debt issuance and amendment costs	(18,691)	(4,570)	(300)
Proceeds from the issuance of redeemable noncontrolling interest, net of financing fees paid	—	79,380	—
Dividends paid	(6,445)	(5,805)	(4,523)
Taxes paid for equity award issuances	(1,035)	(1,727)	(1,387)
Payments for financing arrangements and other	(2,011)	(1,378)	(679)
Net cash provided by financing activities	195,598	183,856	218,111
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,932	(92,983)	95,194
Cash, cash equivalents, and restricted cash, beginning of period	46,272	139,255	44,061
Cash, cash equivalents, and restricted cash, end of period	$48,204	$46,272	$139,255

Supplemental Disclosures of Cash Flow Information
Interest paid, net of amounts capitalized	$(20,798)	$(12,075)	$(3,026)

See accompanying notes to consolidated financial statements.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2025 and 2024 as shown above:

(in thousands)	2025	2024
Cash and cash equivalents	$27,259	$46,272
Restricted cash	20,945	—
Cash, cash equivalents, and restricted cash	$48,204	$46,272

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Shenandoah Telecommunications Company and its subsidiaries (collectively, “Shentel”, “we”, “our”, “us”, or the “Company”) provide broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial (“HFC”) cable networks. We also lease dark fiber and provide Ethernet and wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and digital subscriber line (“DSL”) services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by a fiber network.

Refinancing Activities

During 2025, Shentel formed Shentel Guarantor LLC, Shentel Issuer LLC (“Shentel Issuer”), Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (collectively, the “ABS Entities”), each a bankruptcy-remote subsidiary of the Company. The ABS Entities were formed as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in Virginia, Ohio, Pennsylvania, Indiana, Maryland and West Virginia were contributed to Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (collectively, the “ABS Asset Entities”). The cash flow from these contributed assets are used to service the obligations under Shentel’s “ABS Notes”, as defined in the following paragraph.

On December 5, 2025 (the “Closing”), Shentel Issuer, in relation to the securitization transaction referenced above, closed its inaugural offering of $567.4 million aggregate principal amount of secured fiber network revenue term notes, consisting of $489.1 million 5.64% Series 2025-1, Class A-2 term notes (“Class A-2 Notes”) and $78.3 million 6.03% Series 2025-1, Class B term notes (“Class B Notes”), each with an anticipated repayment date in December 2030.

As part of the securitization financing transaction, Shentel Issuer also entered into a revolving $175.0 million variable funding note facility (the “VFN”) due December 2029 with a group of financial institutions. VFN advances will be subject to certain pro-forma leverage and debt service coverage ratios as defined in the agreements governing the securitization (the “ABS Indenture”). The VFN will bear interest at term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.75%. The Company had no borrowings under the VFN at Closing.

As part of the same ABS Indenture and fiber network assets and related customer contracts that govern and secure the ABS Notes, Shentel Issuer entered into a $25 million delay draw Liquidity Funding Note facility (the “LFN”, together with the Class A-2 Notes, Class B notes, and the VFN, the “ABS Notes”) with Bank of America. The LFN is subject to the same collateral and covenant framework, including pro-forma leverage and debt service coverage ratios as defined in the ABS Indenture. Shentel Issuer may draw on the LFN solely for the purpose of funding amounts due and payable for certain Priority of Payments as defined in the ABS Indenture and when restricted cash funds required by ABS Indenture are insufficient. The LFN will bear interest at the Prime Rate plus a spread of 3.0%. The Company had no borrowings under the LFN at Closing.

Concurrently, Shentel Broadband Operations LLC (“Shentel Broadband”), a wholly-owned indirect subsidiary of the Company, entered into a new $175.0 million Revolving Credit Facility (the “RCF”) due December 2030 with a group of financial institutions. The RCF is secured by the cash flows and substantially all of the assets and equity interests of its subsidiaries excluding the ABS Entities. Borrowings under the RCF will bear interest at term SOFR plus a margin ranging from 2.50% to 3.00%. Shentel Broadband borrowed $75.0 million from the RCF at Closing.

Shentel and its non ABS Entities have no recourse of the loans of the ABS Entities. Likewise, the ABS Entities have no recourse of the loans of Shentel Broadband.

Shentel used the proceeds from the issuance of the ABS Notes and the RCF to repay the outstanding principal on the Company’s existing debt. Refer to Note 10, Debt for more information.

Virginia Fiber Acquisition

On July 9 2025, Shentel completed an acquisition of FTTH assets and operations of a fiber business based in Virginia for $5 million, including passings of approximately 1,500 homes and approximately 700 customers.

Note 2. Summary of Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Shenandoah Telecommunications Company and all of its wholly owned subsidiaries. All intercompany accounts and transactions for continuing operations have been eliminated in consolidation.

Under the Accounting Standards Codification ("ASC") 810, Consolidation (“ASC 810”), the ABS Entities are considered, as a whole, a variable interest entity and are consolidated in Shentel’s consolidated financial statements because the Company is the primary beneficiary. ASC 810 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Non-ABS Entities are contractually required to provide certain management services to support the operations of the ABS Entities.

As described in Note 1, Nature of Operations, the assets and liabilities owned by the ABS Entities and related to Shentel’s VIE arrangements are used to service the obligations under Shentel's ABS Notes and may not be freely transferred to the Non-ABS Entities. Additionally, certain cash and cash equivalent amounts may be restricted from general use by Shentel based on covenants related to the ABS Notes. Refer to the “Restricted cash and cash equivalents” section within this note for further information on accounting for such restrictions. The assets and liabilities related to Shentel’s VIE arrangements included in the Company’s consolidated balance sheets were as follows:

(in thousands)	December 31, 2025
ASSETS
Restricted cash and cash equivalents	$20,945
Accounts receivable	12,580
Prepaid expenses and other	5,344
Property, plant and equipment, net	793,874
Intangible assets, net	8,234
Operating lease right-of-use assets	10,199
Deferred charges and other assets	129,635
Total assets	$980,811

LIABILITIES
Current liabilities:
Accounts payable	$7,561
Advanced billings and customer deposits	8,953
Current operating lease liabilities	1,236
Accrued liabilities and other	2,658
Long-term debt, less current maturities, net of unamortized loan fees	554,288
Non-current operating lease liabilities	4,925
Other liabilities	28,703
Total liabilities	$608,324

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

Revenue recognition: The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

The Company provides broadband data, video and voice services to residential, small and midsize businesses (“SMB”) and commercial customers in Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and HFC cable networks. The Company also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties and Ohio’s Ross County and portions of adjacent counties as a RLEC.

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

Advertising costs: The Company expenses advertising costs and marketing production costs as incurred and includes such costs within selling, general and administrative expenses in the consolidated statements of operations. Advertising expense for the years ended December 31, 2025, 2024 and 2023 was $15.9 million, $15.0 million and $11.4 million, respectively.

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

The carrying amounts reported in the Company’s consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these financial instruments.

As described in more detail in Note 3, Acquisitions, Shentel determined the fair values of assets acquired and liabilities assumed as a result of acquisitions of businesses as of the acquisition date.

Cash and cash equivalents: Cash equivalents include all investments with an original maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. Generally, such investments are in excess of FDIC or SIPC insurance limits.

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent funds that are restricted for an obligation under the ABS Notes to maintain certain reserves for interest, fees and other network operating expenses.

Allowance for credit losses: Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on aging, historical collection experience and management’s evaluation of the financial condition of the customer. The Company writes off accounts receivable balances deemed uncollectible against the allowance for credit losses generally when the account is turned over for collection to an outside collection agency.

Changes in the Company’s allowance for credit losses for accounts receivable for the years ended December 31, 2025, 2024 and 2023 are summarized below:

(in thousands)	Balance at Beginning of Year	Recoveries added to allowance	Provision for Credit Losses	Write-offs	Balance at End of Year
Year Ended December 31, 2025
Allowance for credit losses	$1,156	$299	$1,452	$(2,078)	$829
Year Ended December 31, 2024
Allowance for credit losses	$886	$599	$2,132	$(2,461)	$1,156
Year Ended December 31, 2023
Allowance for credit losses	$776	$424	$2,852	$(3,166)	$886

Investments: The Company investments measured at fair value primarily consist of supplemental executive retirement plan (“SERP”) investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants six months after retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation (ASC 710). Changes to the investments’ fair value are presented in other income, net, while the reciprocal changes in the liability representative of compensatory expense, are presented in selling, general and administrative expense in the Company’s consolidated statements of operations.

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

Cable franchise rights represent the value attributed to our non-exclusive right to operate in and provide services in a specified area. Spectrum licenses issued by the Federal Communications Commission (“FCC”) provide us with either an exclusive or priority access right to utilize designated radio frequency spectrum within specific geographic service areas to provide wireless communication services. While some cable franchises and spectrum licenses are issued for a fixed time period (generally ten years and up to fifteen years, respectively), renewals have been granted routinely at a nominal cost. The Company believes it will be able to meet all requirements necessary to secure renewal of its cable franchise rights and spectrum licenses. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our cable franchises or spectrum licenses and, as a result, we account for cable franchise rights and spectrum licenses as indefinite-lived intangible assets.

Indefinite-lived intangible assets are not amortized but rather, are subject to impairment testing annually, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is evaluated for impairment based on the identification of reporting units. Our reporting unit aligns with our one reportable segment.

Shentel evaluated goodwill for impairment on October 1, 2025 using a quantitative assessment. This assessment estimated the fair value of our reporting unit primarily based on a discounted cash flow analysis that included market participant estimates of future cash flows expected to be generated by the business. We also considered the reconciliation of the Company's market capitalization to the reporting unit value and consideration of an appropriate control premium. As a result of this assessment, management concluded that the estimated fair value of the reporting unit exceeded the carrying value by 8%. As such, no impairment charge was recognized during the period.

Shentel evaluated cable franchise rights and spectrum licenses for impairment on October 1, 2025 using a quantitative assessment. The quantitative assessment for cable franchise rights estimated the fair value using a greenfield model, a method under the income approach, which reflected the expected discounted cash flows of a notional start-up business with no assets other than the cable franchise rights being valued. The significant assumptions used to develop this estimate included revenue growth, the amount and timing of capital expenditures, EBITDA margins and the discount rate utilized. As a result of this assessment, management concluded that the estimated fair value of the cable franchise rights exceeded the carrying value. As such, no impairment charge was recognized during the period. The quantitative assessment for spectrum licenses estimated the fair value using a market approach, which observed pricing of recent sales of similar assets. As a result of this assessment, management concluded that the estimated fair value of the spectrum licenses was equal to the carrying value. As such, no impairment charge was recognized during the period.

Long-lived assets: Finite-lived intangible assets, property, plant, and equipment, and other long-lived assets held for use are amortized or depreciated over their estimated useful lives, as summarized in the respective notes below. These assets are evaluated for impairment based on the identification of one consolidated asset group. We evaluated our asset groups for impairment during the fourth quarter of 2025 and concluded that there were no indicators that an asset group impairment was more likely than not.

Debt issuance costs: Shentel records debt issuance costs on the Company’s consolidated balance sheets for incremental costs that are directly attributable to the issuance of debt. Debt issuance costs are recorded and presented as either assets or contra-liabilities in prepaid expenses and other, deferred changes and other assets, current maturities of long-term debt, net of unamortized loan fees, or long-term debt, less current maturities, net of unamortized loan fees. Debt issuance costs recorded and presented as an asset represent amounts allocated to undrawn commitments, while debt issuance costs recorded and presented as a contra-liability represent amounts allocated to outstanding borrowed amounts. Debt issuance costs recorded as assets are amortized on a straight-line basis. Debt issuance costs recorded as contra-liabilities are amortized based on the effective interest method along with the associated borrowing.

Benefit plan obligations: The Benefit plan obligations caption includes the following:

($ in thousands)	December 31, 2025	December 31, 2024
Supplemental executive retirement plans	$3,190	$2,812
Postretirement medical benefits plans	960	1,889
Pension plan obligation	—	244
Total	$4,150	$4,945

Shentel maintains a supplemental executive retirement plan for certain employees (the “SERP”). The SERP is a benefit plan that provides deferred compensation to certain employees which holds investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the Funded SERP assets under ASC 710. Changes to the investments’ fair value are presented in other income, net, while the reciprocal changes in the liability representative of compensatory expense, are presented in selling, general and administrative expense in the Company’s consolidated statements of operations.

Shentel also maintains two frozen unfunded postretirement medical benefits plans and two frozen defined benefit plans.

Both of Shentel’s postretirement medical benefits plans represent frozen, unfunded, defined benefit plans. The total postretirement plan liability was determined using discount rates of 5.4% and 5.5% as of December 31, 2025 and 2024, respectively.

The total fair value of pension plan assets was $21.2 million as of December 31, 2025. These investments were held in pooled investment funds and were valued based on their respective net asset values per share. The pension plan projected benefit obligations was $20.4 million as of December 31, 2025, determined using a discount rate of 5.0%. The total fair value of pension plan assets was $21.6 million as of December 31, 2024. These investments were held in mutual funds and were valued based on the net asset value per share. The pension plan projected benefit obligations was $21.4 million as of December 31, 2024, determined using a discount rate of 5.0%. The net asset position of the plans are presented in deferred charged and other assets in Shentel’s consolidated balance sheets.

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

Redeemable noncontrolling interest: In 2024, Shentel Broadband Holding Inc., a wholly-owned subsidiary of Shentel (“Shentel Broadband”), issued 81,000 shares of Series A Preferred Stock in exchange for $81 million in cash. The Series A Preferred Stock has a par value of $0.01 per share. As of December 31, 2025, 100,000 shares of the Series A Preferred Stock were authorized for issuance and 81,000 shares of the Series A Preferred Stock were outstanding. The Series A Preferred Stock is exchangeable at the option of the holder of the Series A Preferred Stock (the “Investor”) or Shentel in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share (as it may be adjusted pursuant to the terms of the Investment Agreement, the “Exchange Price”).

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

Beginning two years after April 1, 2024 (the “Closing Date”), Shentel may require the Investor to exchange the Series A Preferred Stock for shares of Common Stock if the price per share of the Common Stock exceeds 125% of the Exchange Price, subject to certain conditions. After five years, Shentel may redeem all of the Series A Preferred Stock for the greater of (i) $1,000 per share, plus (a) any accrued PIK Dividend amount and (b) accrued and unpaid dividends to, but excluding the redemption date (to the extent such accrued and unpaid dividends are not included in such PIK Dividend amount), and (ii) the value of the shares of Common Stock for which such Series A Preferred Stock are exchangeable.

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

Accounting for acquisitions: The Company accounts for acquisitions by using the acquisition method of accounting, in accordance with ASC 805, Business Combinations (ASC 805). Under the acquisition method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values. Fair values are determined using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.

Segments: Shentel’s Chief Executive Officer represents the Company’s chief operating decision maker (“CODM”). The CODM regularly reviews the Company’s results to assess performance and allocates resources at a consolidated level. All of Shentel’s services are delivered through an integrated network. Furthermore, the decision to allocate resources is made at the consolidated level. As such, management has identified one operating segment, Broadband, which is the Company’s reportable segment under this organizational and reporting structure.

New Accounting Standards

In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740), Improvements to Income Tax Disclosures” (“ASU 2023-09”). This accounting update requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company has adopted this ASU and has included the required disclosures within these consolidated financial statements. See Note 12, Income Taxes for additional information.

In November 2024, FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”). This accounting update requires disclosure of disaggregated expense in prescribed categories underlying any relevant income statement expense caption. The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the impact of adopting ASU 2024-03 on the consolidated financial statements and related disclosures. The Company expects the adoption of the standard to result in additional disaggregation of expense captions within its note disclosures.

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”). This accounting update establishes guidance for the recognition, measurement, presentation and disclosure of government grants. The updated requirements are effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim periods therein, with early adoption permitted. The Company is currently assessing the impact of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.

Note 3. Acquisitions

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

Horizon Acquisition

On April 1, 2024, Shentel completed the acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023, by and among Shentel, Horizon, the sellers set forth on the signature pages thereto and the other parties thereto (as amended by the First Amendment to Agreement and Plan of Merger, dated April 1, 2024).

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

In accordance with ASC 805, the allocation of the consideration value was subject to adjustment until the Company completed its analysis, in a period of time, but not to exceed one year after the date of acquisition, or April 1, 2025, in order to provide the Company with the time to complete the valuation of its assets and liabilities. As of April 1, 2025, the Company completed and finalized its analysis and allocation of the consideration value to assets acquired and liabilities assumed. In July 2025, Shentel received a $6.5 million refund of escrow amounts related to the original purchase price.

The allocation of the purchase price was based upon management’s valuation of the fair values of tangible and intangible assets acquired and liabilities assumed in the acquisition of Horizon, with the excess recorded as goodwill.

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

In connection with the acquisition, Shentel incurred integration and acquisition-related costs of $0.6 million, $14.3 million and $2.9 million related to banking, severance, information technology, representation and warranty insurance and other similar expenses for the years ended December 31, 2025, 2024 and 2023, respectively. Included in these costs were $6.9 million of direct acquisition-related costs incurred by Shentel during the year ended December 31, 2024. These costs are recorded in restructuring, integration and acquisition expenses in the Company’s consolidated statements of operations.

Horizon’s revenue of $47.7 million and loss before income taxes of $17.1 million for the period between April 1, 2024 and December 31, 2024 are included in Shentel’s consolidated statements of operations for the year ended December 31, 2024. The unaudited pro forma results of the Company, as if the acquisition of Horizon had occurred on January 1, 2023, were as follows:

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

Note 4. Revenue from Contracts with Customers

The Company’s revenues by activity type were as follows:

(in thousands)	2025	2024	2023
Residential & SMB - Incumbent Broadband Markets[1]	$169,668	$174,795	$174,710
Residential & SMB - Glo Fiber Expansion Markets[2]	82,558	57,872	35,103
Commercial Fiber	79,315	70,057	44,301
RLEC & Other	26,313	25,334	15,017
Service revenue and other	$357,854	$328,058	$269,131
_______________________________________________________
1.Incumbent Broadband Markets consists of Incumbent Cable Markets and Incumbent Telephone Markets with FTTH passings.
2.Glo Fiber Expansion Markets consists of FTTH passings in greenfield expansion markets.

Shentel updated the presentation of certain Residential & SMB - Incumbent Broadband Markets, Residential & SMB - Glo Fiber Expansion Markets, Commercial Fiber and RLEC & Other revenues for the prior years to conform with changes in how management currently views these lines of business.

Shentel’s revenue recognized under ASC 606 vs. ASC 842 is summarized in the following table:

(in thousands)	2025	2024	2023
Revenue from contracts with customers (ASC 606)	$351,069	$322,220	$266,490
Income from leasing arrangements (ASC 842)	6,785	5,838	2,641
Service revenue and other	$357,854	$328,058	$269,131

Income from leasing arrangements primarily relates to Shentel’s commercial fiber business. Refer to Note 9, Leases for more information.

Shentel had $19.5 million and $27.4 million of gross trade receivables from customers as of December 31, 2025 and 2024, respectively.

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

The following tables present the activity of current and non-current contract assets:

(in thousands)	2025	2024
Beginning Balance	$10,251	$8,633
Commission payments	6,750	4,857
Contract asset amortization	(3,895)	(3,239)
Ending Balance	$13,106	$10,251

Contract Liabilities

Shentel’s contract liabilities include services that are billed in advance and recorded as deferred revenue. The Company typically bills service one month in advance, which is the primary component of the contract liability balance. The Company also recognizes installation fees that are charged upfront without transfer of commensurate goods or services to the customer. Contract liabilities are recognized as revenue when services are provided to the customer. The Company’s current contract liabilities are included in advanced billings and customer deposits in its consolidated balance sheets and the Company’s non-current contract liabilities are included in other liabilities in its consolidated balance sheets. Shentel’s current contract liability balances were $13.4 million and $12.5 million as of December 31, 2025 and 2024, respectively. Shentel’s non-current contract liability balances were $11.1 million and $9.5 million as of December 31, 2025 and 2024, respectively. Shentel expects its current contract liability balances to be recognized as revenues during the twelve-month periods following the respective balance sheet dates. The majority of Shentel’s non-current contract liability balance is expected to be recognized as revenues within approximately 5 years.

No customer accounted for more than 10% of revenue for the years ended December 31, 2025, 2024, and 2023 and no customer made up more than 10% of accounts receivable as of December 31, 2025 and 2024.

Note 5. Investments

Investments consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
SERP investments at fair value	$3,056	$2,670
Cost method investments	13,250	12,813
Equity method investments	204	226
Total investments	$16,510	$15,709

SERP investments at fair value: The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy.

Cost method investments: Shentel’s investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $12.6 million and $12.1 million at December 31, 2025 and 2024, respectively. Shentel recognized approximately $2.8 million, $1.7 million and $0.5 million of patronage income in other income, net in 2025, 2024 and 2023, respectively. The Company expects that approximately 75% of the patronage distributions will be collected in cash and 25% in equity, to be paid and distributed in 2026.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	December 31, 2025	December 31, 2024
Land		$4,498	$4,514
Land improvements	10 years	3,699	3,717
Buildings and structures	10 - 45 years	54,562	52,706
Cable and fiber	12 - 30 years	1,519,669	1,294,689
Equipment and software	4 - 12 years	476,939	417,057
Plant in service		2,059,367	1,772,683
Plant under construction		181,060	207,428
Total property, plant and equipment		2,240,427	1,980,111
Less: accumulated depreciation and amortization		(638,818)	(541,573)
Property, plant and equipment, net		$1,601,609	$1,438,538

Property, plant and equipment, net increased primarily due to capital expenditures to support the Company’s Glo Fiber market expansion. The Company’s accounts payable as of December 31, 2025 and 2024 included amounts associated with capital expenditures of approximately $55.6 million and $55.1 million, respectively. Depreciation and amortization expense was $129.7 million, $96.9 million, and $62.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company disposed of fully depreciated property, plant and equipment assets, which reduced plant in service by approximately $22.8 million and $34.2 million, with a corresponding offset to accumulated depreciation and amortization, during the years ended December 31, 2025 and 2024, respectively. The Company also wrote off $7.4 million plant under construction inventory assets during the year ended December 31, 2025. The write-off related to plant under construction inventory assets that are no longer planned to be used. These amounts are presented in depreciation and amortization in the Company’s consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill	$67,538	$—	$67,538	$67,055	$—	$67,055
Indefinite-lived intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
FCC spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights and other	557	—	557	526	—	526
Total indefinite-lived intangibles	77,013	—	77,013	76,982	—	76,982

Finite-lived intangibles:
Subscriber relationships	43,012	(30,792)	12,220	42,447	(28,882)	13,565
Other intangibles	537	(417)	120	510	(389)	121
Total finite-lived intangibles	43,549	(31,209)	12,340	42,957	(29,271)	13,686
Total goodwill and intangible assets	$188,100	$(31,209)	$156,891	$186,994	$(29,271)	$157,723

Amortization expense was $1.9 million, $1.5 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Our finite-lived intangible assets are amortized over the following estimated useful lives:

Estimated Useful Life
Subscriber relationships	3 - 10 years
Other intangibles	15 - 20 years

The following table summarizes expected amortization of intangible assets at December 31, 2025:

(in thousands)	Amortization of Intangible Assets
2026	$1,604
2027	1,566
2028	1,518
2029	1,517
2030	1,508
2031 and thereafter	4,627
Total	$12,340

Note 8.    Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	December 31, 2025	December 31, 2024
Prepaid maintenance expenses	$7,055	$7,437
Broadband contract acquisition costs	3,818	3,165
Other	4,325	6,680
Prepaid expenses and other	$15,198	$17,282

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	December 31, 2025	December 31, 2024
Broadband contract acquisition costs	$9,288	$7,086
Prepaid expenses and other	9,364	7,149
Deferred charges and other assets	$18,652	$14,235

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	December 31, 2025	December 31, 2024
Accrued programming costs	$3,232	$4,227
Other current liabilities	10,847	7,873
Accrued liabilities and other	$14,079	$12,100

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	December 31, 2025	December 31, 2024
Noncurrent portion of deferred revenue	$27,246	$26,809
Other	5,094	6,716
Other liabilities	$32,340	$33,525

Implementation Activities

During 2024, as a result of the Horizon Transaction, we implemented an integration plan in which certain employees were notified their positions were being eliminated. Shentel incurred $2.9 million in severance expense for the year ended December 31, 2024 related to this integration, included in restructuring, integration and acquisition expense in the consolidated statements of operations, and made $0.8 million and $2.1 million in severance payments for the years ended December 31, 2025 and 2024, respectively.

Note 9. Leases

The Company leases various broadband network sites, fiber optic cable routes, warehouses, retail stores and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Years Ended December 31,
(in thousands)		2025	2024	2023
Finance lease cost
Amortization of leased assets	Depreciation	$726	$665	$477
Interest on lease liabilities	Interest expense	103	95	78
Operating lease cost	Operating expense[1]	4,382	4,316	3,054
Lease cost		$5,211	$5,076	$3,609
_________________________________________
(1)Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities at December 31, 2025:

(in thousands)	Operating Leases	Finance Leases	Total
2026	$3,616	$443	$4,059
2027	2,569	246	2,815
2028	2,140	202	2,342
2029	1,751	206	1,957
2030	1,502	206	1,708
2031 and thereafter	6,544	3,272	9,816
Total lease payments	18,122	4,575	22,697
Less: interest	(4,671)	(2,336)	(7,007)
Present value of lease liabilities	$13,451	$2,239	$15,690

	December 31, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term (years)	8.4	8.5
Weighted average discount rate	6.3%	6.1%
Finance leases
Weighted average remaining lease term (years)	17.3	9.0
Weighted average discount rate	6.5%	5.3%

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for operating lease liabilities	$4,526	$4,480	$3,218
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	$1,731	$2,250	$1,968

The Company recognized $6.8 million, $5.8 million and $2.6 million of operating lease revenue for the years ended December 31, 2025, 2024 and 2023, respectively, related to the dedicated fiber optic strands that we lease to our customers, which is included in service revenue and other in the consolidated statements of operations. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our contractual minimum rental receipts expected under the lease agreements in place at December 31, 2025:

(in thousands)	Operating Leases
2026	$4,047
2027	3,650
2028	3,457
2029	3,303
2030	3,097
2031 and thereafter	14,710
Total	$32,264

Note 10. Debt

Shentel’s outstanding long-term debt obligations as of December 31, 2025 and 2024 are as follows:

(in thousands)	Interest Rates	December 31, 2025	December 31, 2024
Shentel Issuer Class A-2 Notes	5.64%	$489,142	$—
Shentel Issuer Class B Notes	6.03%	78,263	—
Shentel Broadband RCF	Floating(1)	75,000	—
Shentel Broadband Term loan A-1	Floating(1)	—	144,451
Shentel Broadband Term loan A-2	Floating(1)	—	148,506
Shentel Broadband Term loan A-3	Floating(1)	—	125,000
Total debt		642,405	417,957
Less: unamortized loan fees		(14,168)	(1,078)
Total debt, net of unamortized loan fees		$628,237	$416,879
(1) The RCF bears interest at one-month term SOFR plus a margin. The margin is variable and determined by the Company’s net leverage ratio. This interest rate was 6.19% at December 31, 2025. The term loans outstanding in the prior year bore interest at one-month term SOFR plus a margin. The margin was variable and determined by the Company’s net leverage ratio. The weighted-average interest rate was 6.42% as of December 31, 2024

Refinancing activities

Shentel Broadband, an indirect wholly owned subsidiary of Shentel, had a credit agreement which contained (i) a $150 million revolving credit facility (the “Revolver”) and $525 million in delayed draw amortizing term loans (the “Term Loans” and collectively with Revolver, the “Previous Credit Agreement”). On December 5, 2025, Shentel completed a refinancing of the Previous Credit Agreement which resulted in the issuance of the ABS Notes and the RCF loans and the repayment of the outstanding long-term debt obligation under the Previous Credit Agreement. The ABS Notes include $489.1 million and $78.3 million in borrowed Class A-2 Notes and Class B Notes, respectively. In connection with the same ABS Indenture, Shentel Issuer issued the VFN and the LFN which have undrawn borrowing commitments of $175.0 million and $25.0 million, respectively. As of December 31, 2025, the available capacity of the VFN was $44.3 million. The available capacity of the VFN will increase based on the secured fiber network revenue growth from the ABS Entities multiplied by (i) a margin as defined in the ABS Indenture and (ii) 6.25x multiple. Shentel Issuer may draw on the LFN solely for the purpose of funding amounts due and payable for certain Priority of Payments as defined in the ABS Indenture and when restricted cash funds required by ABS Indenture are insufficient. The RCF has a borrowing capacity of $175.0 million, of which Shentel initially borrowed $75.0 million. Shentel used a portion of the proceeds from the issuance of the ABS Notes and the RCF to settle the outstanding principal on the Company’s Previous Credit Agreement.

Shentel evaluated the repayment of principal on the Company’s Previous Credit Agreement and concluded that the majority of the repayment represented an extinguishment of the Previous Credit Agreements, resulting in a $1.2 million loss on extinguishment recorded in other income, net in the Company’s consolidated statements of operations. A portion of the Revolver that was refinanced via the proceeds of the RCF was deemed to represent an increase in borrowing capacity, as defined in ASC 470-50-40-21. Consequently, unamortized debt issuance costs related to this portion of the Revolver remained on Shentel’s balance sheet and will now be amortized over the life of the RCF.

In connection with the issuance of the ABS Notes and the RCF, the Company incurred debt issuance costs of $18.7 million. The debt issuance costs were allocated to the various tranches of the ABS Notes and the RCF based on the relative fair value of each tranche. Approximately $4.5 million of the debt issuance costs were allocated to undrawn portions of the ABS Notes and RCF and are consequently recorded in prepaid expenses and other and deferred charges and other assets on Shentel’s consolidated balance sheet.

Fair values

The carrying amounts of the Company’s long-term debt under the Previous Credit Agreements, which had floating interest rates, approximated their fair values. Similarly, the carrying amount amounts of the Company’s RCF, which has a floating interest rate, approximates its fair value. The fair values of Shentel’s the Class A-2 Notes and Class B Notes were as follows:

(in thousands)	December 31, 2025
Shentel Issuer Class A-2 Notes	$494,278
Shentel Issuer Class B Notes	77,676

Commitment fees

Shentel is charged commitment fees on unutilized portions of its debt. The Company recorded $0.8 million, $0.9 million and $0.5 million related to these fees for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in interest expense in the consolidated statements of operations.

Interest Expense

Shentel pays interest on a monthly basis. Interest expense recorded in Shentel’s consolidated statements of operations consisted of the following for the years ended:

(in thousands)	2025	2024	2023
Interest expense	$36,055	$24,415	$9,633
Less: capitalized interest	(10,681)	(8,518)	(5,421)
Interest expense, net of capitalized interest	$25,374	$15,897	$4,212

Maturity dates and other information

Shentel Broadband’s debt includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

The ABS Notes have a contractually stated anticipated repayment date (“ARD”) of December 2030 with the exception of the VFN described below. The legal final maturity date of each class of the ABS Notes is in December 2055. If Shentel has not repaid or refinanced any of the ABS Notes prior to the relevant ARD, the ABS Indenture requires mandatory prepayment of Note principle on each payment date on a pro-rata basis based on the alphanumerical designation of each class of Notes and additional interest will be charged until the Notes are refinanced or fully redeemed. Amortization on Shentel Issuer’s ABS Notes could be required prior to ARD if Shentel Issuer’s debt service coverage ratio is below certain thresholds in the ABS Indenture.

Shentel Issuer has not made any borrowings under its VFN or LFN as of December 31, 2025. In the event borrowings are made in the future, the initial anticipated repayment date for the VFN is December 2029 which may be extended, at the option of Shentel, to December 2030, subject to the satisfaction of certain conditions. Amounts borrowed under the LFN do not have an anticipated repayment date and have a final maturity date of December 2055.

Shentel’s RCF matures on December 5, 2030. No principal payments on Shentel Broadband’s RCF are required prior to the final maturity date.

Shentel has executed letter of credit arrangements totaling $7.2 million that reduce the available balance of the RCF. The letter of credit arrangements were executed primarily pursuant to the requirements of the National Telecommunications and Information government grant program, discussed further in Note 15, Government Grants. These amounts are not considered borrowed, as no cash has been disbursed to Shentel or other parties.

The ABS Notes and the VFN are guaranteed by each ABS Asset Entity and the ABS Issuer’s parent, Shentel Guarantor LLC (each, a “Notes Guarantor”), and such guarantees and the ABS Notes are secured by security interests in the equity interests the ABS Issuer and substantially all of the assets of the ABS Issuer and the other ABS Entities. The ABS Entities are not in any way liable for the obligations of Shentel or its subsidiaries under Shentel’s other debt agreements. Likewise, Shentel and its non ABS Entities have no recourse to the loans of the ABS Entities.

The RCF is fully secured by a pledge and unconditional guarantee from substantially all of Shentel Broadband’s subsidiaries, excluding the ABS Entities. This provides the lenders a security interest in substantially all of the assets of the Company, excluding assets held by the ABS Entities.

Note 11. Derivatives and Hedging

During the second quarter of 2023, Shentel entered into pay fixed (2.90%), receive variable (one-month term SOFR) interest rate swaps totaling $150.0 million of notional principal (the “Swaps”). The Swaps contained monthly payment terms that became effective in May 2024 and were expected to continue through their maturity dates in June 2026. The Swaps were designated as cash flow hedges, representing 50% of the Company’s outstanding debt under Term Loan A-1 and Term Loan A-2. The Company used the Swaps to manage its exposure to interest rate risk for its long-term variable-rate Term Loans.

Prior to August 2025, the Swaps were determined to be highly effective hedges and therefore all change in the fair value of the Swaps was recognized in accumulated other comprehensive income. In August 2025, certain future interest rate payments that represent forecasted hedged transactions became probable of not occurring. Amounts related to these forecasted hedged transactions were reclassified from accumulated other comprehensive income on the Company’s consolidated balance sheets to other income, net in the Company’s consolidated statements of operations.

Concurrently with the repayment of the Term Loans in December 2025, Shentel terminated the Swaps and received a final settlement payment of approximately $0.6 million. Consequently, all balances related to the Swaps were derecognized during the year ended December 31, 2025.

The table below presents the fair value of the Swaps as well as their classification in the consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level 2):

(in thousands)	December 31, 2024
Balance sheet line items containing derivative financial instruments:
Prepaid expenses and other	$1,766
Deferred charges and other assets	721
Total fair value of derivatives designated as hedging instruments	$2,487

The table below summarizes changes in accumulated other comprehensive income by component:

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance as of December 31, 2024	$2,487	$(634)	$1,853
Net change in unrealized gain	173	(47)	126
Amounts reclassified from accumulated other comprehensive income	(2,660)	681	(1,979)
Net current period other comprehensive income (loss)	(2,487)	634	(1,853)
Balance as of December 31, 2025	$—	$—	$—

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance as of December 31, 2023	$2,241	$(573)	$1,668
Net change in unrealized gain	2,420	(570)	1,850
Amounts reclassified from accumulated other comprehensive income	(2,174)	509	(1,665)
Net current period other comprehensive income (loss)	246	(61)	185
Balance as of December 31, 2024	$2,487	$(634)	$1,853

(in thousands)	Gain on Swaps	Income tax expense	Accumulated Other Comprehensive Income, net of taxes
Balance as of December 31, 2022	$—	$—	$—
Net change in unrealized gain	2,241	(573)	1,668
Balance as of December 31, 2023	$2,241	$(573)	$1,668

Note 12. Income Taxes

The Company files a consolidated U.S. federal income tax return and various state income tax returns. The provision for the federal and state income taxes attributable to (loss) income from continuing operations consisted of the following components:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current expense (benefit)
Federal taxes	$(110)	$—	$(2,707)
State taxes	660	89	(680)
Total current provision	550	89	(3,387)
Deferred (benefit) expense
Federal taxes	(7,032)	(5,238)	4,564
State taxes	(2,431)	(4,521)	(676)
Total deferred (benefit) expense	(9,463)	(9,759)	3,888
Income tax (benefit) expense	$(8,913)	$(9,670)	$501
Effective tax rate	21.3%	25.4%	33.0%

As further described in Note 2, Summary of Significant Accounting Policies , the Company has elected to prospectively adopt the guidance in ASU No. 2023-09. The following table is a reconciliation of income tax (benefit) expense determined by applying the federal and state tax rates to (loss) income from continuing operations before income taxes for the year ended December 31, 2025:

(in thousands)	Amount	Percent
Expected tax (benefit) expense at federal statutory	$(8,790)	21.0%
State income tax (benefit) expense, net of federal tax effect[1]	(1,399)	3.3%
Nontaxable and nondeductible items:
Excess tax deficiency from share-based compensation	1,142	(2.7)%
Other	134	(0.3)%
Income tax (benefit) expense	$(8,913)	21.3%

_______________________________________________________
1.For the year ended December 31, 2025, Virginia made up greater than 50% of the state income taxes in this category.

A reconciliation of income tax (benefit) expense determined by applying the federal and state tax rates to (loss) income from continuing operations before income taxes for the years ended December 31, 2024 and 2023, is as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Expected tax (benefit) expense at federal statutory	$(7,986)	$319
State income tax (benefit) expense, net of federal tax effect	(3,159)	268
Revaluation of deferred tax liabilities	—	(1,373)
Excess tax deficiency from share-based compensation and other expense, net	1,475	764
Valuation allowance	—	523
Income tax (benefit) expense	$(9,670)	$501

The following table presents income taxes paid (net of refunds received) by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

(in thousands)	Income Taxes Paid
Federal	$936
US state and local
Pennsylvania	930
Virginia	120
Other	64
Total	$2,050

The Company received $1.3 million and $25.6 million in cash refunds for income taxes for the years ended December 31, 2024 and 2023, respectively. The Company paid $8.4 million, and $0.1 million in income taxes for the years ended December 31, 2024 and 2023, respectively.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply in the year of reversal or settlement and arise from temporary differences between the US GAAP and tax bases of the following assets and liabilities:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$117,691	$64,599
Business interest limitation carryforwards	15,659	11,669
Accruals and stock-based compensation	4,552	5,274
Leases	4,395	4,399
Other	12,575	12,020
Total gross deferred tax assets	154,872	97,961
Less valuation allowance	—	—
Net deferred tax assets	154,872	97,961

Deferred tax liabilities:
Property, plant and equipment	285,250	239,180
Intangible assets	18,386	17,866
Leases	5,406	5,356
Prepaid assets and other	3,448	3,275
Total gross deferred tax liabilities	312,490	265,677
Net deferred tax liabilities	$157,618	$167,716

The Company has a deferred tax asset of $117.7 million related to federal and various state net operating losses. As of December 31, 2025, the Company had approximately $519.7 million of federal net operating losses, including approximately $508.3 million of federal net operating losses generated after 2017. Federal net operating losses generated prior to 2018 expire through 2034. The Horizon federal net operating losses are subject to limitations under Section 382 of the Code. The Company also had approximately $187.3 million of state net operating losses, most of which can be carried forward indefinitely. The

Company’s income tax expense (benefit) for the year ended December 31, 2023 included tax expense of $0.5 million for the valuation allowance on deferred tax assets related to federal net operating losses expected to expire unused. The Company recorded no valuation allowances for the year ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits.

The Company’s returns are generally open to examination from 2022 forward. The net operating losses acquired from Horizon are open to examination from 2013 forward. The Company is currently involved in one state income tax audit and no federal income tax audits as of December 31, 2025.

On July 4, 2025, H.R.1 was signed into law and includes numerous changes to existing tax law, including provisions providing current deductibility of certain property additions and limitations on interest deductions based on a tax EBITDA framework. These provisions are generally effective beginning in 2025, and we currently anticipate they will partially defer our income tax payments in future years. The legislation did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025.

Note 13. Redeemable Noncontrolling Interest

As discussed in Note 2, Summary of Significant Accounting Policies, the Company must pay either a cash or PIK Dividend related to the Series A Preferred Stock on a quarterly basis. The Company paid four PIK Dividends during the year ended December 31, 2025, resulting in a $6.0 million increase in the liquidation preference. The Company paid two PIK Dividends during the year ended December 31, 2024, resulting in a $3.1 million increase in the liquidation preference. The liquidation preference was $90.1 million and $84.1 million as of December 31, 2025 and 2024, respectively.

The Series A Preferred Stock also participates in dividends paid to common shareholders on an “as-converted” basis. As such, the Company paid $0.4 million and $0.3 million in participating dividends to the Series A Preferred Stock shareholder during the years ended December 31, 2025 and 2024, respectively.

As described in Note 2, Summary of Significant Accounting Policies, the Series A Preferred Stock is exchangeable at the option of the Investor or Shentel in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share. As of December 31, 2025, the Series A Preferred Stock was exchangeable for 3,678,627 shares of Common Stock.

Note 14. Stock Compensation and Earnings per Share

The Company’s 2024 Equity Incentive Plan (the “Plan”) allows for the grant of equity based incentive compensation to all employees. The Plan authorizes grants of up to an additional 3,000,000 shares over a ten-year period. Under the Plan, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights and other forms of equity based compensation. As of December 31, 2025, the only forms of stock awards outstanding are restricted stock units (“RSUs”) and Relative Total Shareholder Return RSUs (“RTSRs”) and there were 2,019,617 shares available for future issuance under the Plan.

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

Activity related to the Company’s equity compensation, which includes the Company’s RSUs and PSUs, was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2022	649	$23.39
Granted	385	19.05
Vested	(200)	25.01
Forfeited	(9)	21.67
Outstanding awards, December 31, 2023	825	$21.16
Granted	403	20.22
Vested	(308)	21.74
Forfeited	(45)	19.44
Outstanding awards, December 31, 2024	875	$20.63
Granted	756	12.06
Vested	(369)	20.58
Forfeited	(75)	17.39
Outstanding awards, December 31, 2025	1,187	$15.39

The total fair value of RSUs vested was $4.4 million during the year ended December 31, 2025.

Activity related to the Company’s RTSRs was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2022	202	$29.46
Granted	134	23.64
Vested	(30)	36.27
Forfeited	(13)	36.27
Outstanding awards, December 31, 2023	293	$25.80
Granted	136	22.30
Vested	(32)	34.05
Forfeited	(138)	25.74
Outstanding awards, December 31, 2024	259	$22.96
Granted	246	12.31
Vested	(71)	23.64
Forfeited	(74)	21.93
Outstanding awards, December 31, 2025	360	$15.77

The total fair value of RTSRs vested was $0.8 million during the year ended December 31, 2025.

Stock-based compensation expense was as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Stock compensation expense	$10,463	$10,651	$10,823
Capitalized stock compensation	(873)	(814)	(790)
Stock compensation expense, net	$9,590	$9,837	$10,033

As of December 31, 2025, there was $6.8 million of total unrecognized compensation cost related to non-vested incentive awards which is expected to be recognized over weighted average period of 2.2 years.

The following table indicates the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Calculation of net (loss) income per share:
(Loss) income from continuing operations	$(32,943)	$(28,357)	$1,016
Income from discontinued operations, net of tax	—	222,174	7,022
Net (loss) income	$(32,943)	$193,817	$8,038

Amounts attributable to common shareholders
(Loss) income from continuing operations	$(39,392)	$(31,786)	$1,016
Income from discontinued operations, net of tax	—	222,174	7,022
Net (loss) income attributable to common shareholders	$(39,392)	$190,388	$8,038

Basic weighted average shares outstanding	55,100	53,722	50,396

Per share amounts attributable to common shareholders
Basic net (loss) income per share - continuing operations	$(0.71)	$(0.59)	$0.02
Basic net income per share - discontinued operations	—	4.13	0.14
Basic net (loss) income per share	$(0.71)	$3.54	$0.16

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	55,100	53,722	50,396
Effect from dilutive shares and options outstanding	—	—	319
Diluted weighted average shares outstanding	55,100	53,722	50,715

Diluted net (loss) income per share - continuing operations	$(0.71)	$(0.59)	$0.02
Diluted net income per share - discontinued operations	—	4.13	0.14
Diluted net (loss) income per share	$(0.71)	$3.54	$0.16
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

The Company determines the dilutive impact of equity awards and the Series A Preferred Stock (on an as-converted basis) by applying the treasury stock method and the if-converted method, respectively. The following table presents potentially dilutive instruments:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Potentially dilutive equity awards	506	325	319
Potentially dilutive shares related to the Series A Preferred Stock	3,679	3,432	—
Total potentially dilutive instruments	4,185	3,757	319

Potentially dilutive instruments were excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2025 and 2024, due to the fact that they were anti-dilutive as a result of the Company’s loss from continuing operations for the applicable periods. Additionally, there were approximately 117,000 anti-dilutive awards outstanding for the year ended December 31, 2023.

Note 15. Government Grants

Shentel engages with various governmental entities to receive awards under broadband infrastructure grant programs to strategically expand the Company’s broadband network in order to provide broadband services to unserved residences in the partnering counties in Virginia, Maryland, West Virginia and Ohio.

To receive such grant distributions, the Company entered into agreements with each partnering county in Virginia, Maryland, West Virginia and Ohio. These agreements outline certain build-out milestones. The constructed network is required to meet certain performance conditions to ensure that minimum download and upload speeds are able to be provided to the unserved residences.

Shentel has been granted approximately $151.2 million in commitments under these grant programs. As of December 31, 2025, Shentel has $49.6 million of remaining available grant funding.

As discussed in Note 2, Summary of Significant Accounting Policies, government assistance that is used to fund capital expenditures is recorded as a reduction to property, plant and equipment. Given the primary purpose of the programs listed above is to fund build-out of the Company’s broadband network, amounts recognized under these programs are recorded as a reduction to the related property, plant and equipment and cash receipts are presented as cash flows from investing activities in the Company’s consolidated statements of cash flows. The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $62.5 million, $19.2 million and $1.9 million in cash reimbursements during the years ended December 31, 2025, 2024 and 2023, respectively, and had recorded approximately $10.5 million and $0.3 million in accounts receivable as of December 31, 2025 and 2024, respectively.

Prior to the acquisition of Horizon, Horizon entered into agreements with the Department of Development in Ohio under the state’s Ohio Residential Broadband Expansion program. As part of these agreements, Horizon committed to expand its broadband network resulting in total project costs of $57.4 million, with government matching grants totaling $30.1 million. Approximately $18.0 million of the grant was paid to Horizon up-front, while the remainder will be paid upon the achievement of specified milestones. Shentel assumed these agreements as a result of the acquisition of Horizon and is therefore obligated under these programs to continue the build-out of this network. Shentel received an additional $9.0 million payment under this program during the year ended December 31, 2025. If Shentel fails to complete the build-out, Shentel may be required to repay a portion or all of the up-front grant payments. Consequently, the portion of the up-front grant payment associated with unfulfilled obligations is recorded in other liabilities in the Company’s consolidated balance sheets. Consistent with Shentel’s existing policy for accounting for government grants, the Company reclassifies amounts from other liabilities to reduce the related property, plant and equipment as the Company fulfills its obligations under this grant program. The balance related to this activity was $2.6 million and $3.7 million as of December 31, 2025 and 2024, respectively.

Note 16. Commitments and Contingencies

Shentel is committed to make payments to satisfy its lease liabilities. The scheduled payments under those obligations are summarized in Note 9, Leases. Shentel also has outstanding unconditional purchase commitments to procure programming, marketing services and IT software licenses through 2029. For the years ended December 31, 2025, 2024 and 2023 we paid $7.5 million, $6.1 million and $4.6 million, respectively, for the programming, marketing and IT software license purchase commitments. The Company is obligated to make the following future minimum payments under the non-cancelable terms of these commitments as of December 31, 2025:

(in thousands)	Purchase Commitments
2026	$5,885
2027	3,018
2028	657
2029	397
Total	$9,957

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

Note 17. Discontinued Operations

On March 29, 2024, Shenandoah Mobile, LLC, a wholly-owned subsidiary of Shenandoah Telecommunications Company, completed the initial closing of its previously disclosed sale of substantially all of Shentel’s tower portfolio and operations (“Tower Portfolio”) to Vertical Bridge Holdco, LLC (Vertical Bridge) for $309.9 million (the “Tower Transaction”). The Company received $305.8 million, net of certain transaction costs at the time of the closing.

The Tower Portfolio represented substantially all of the assets and operations in Shentel’s previously reported Tower Reporting Segment and the Tower Transaction represented a strategic shift in the Company’s business. Consequently, the Tower Portfolio has been reclassified as a discontinued operation. For all periods presented, operating results and cash flows related to the Tower Portfolio were reflected as a discontinued operations in our consolidated statements of operations and consolidated statements of cash flows, including tax return extension payments made in 2025 related to the Tower Transaction.

Income from discontinued operations, net of tax in the consolidated statements of operations consisted of the following for years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Service revenue and other	$4,542	$18,635
Operating expenses:
Cost of services	1,059	5,625
Selling, general and administrative	572	1,412
Depreciation and amortization	222	2,104
Total operating expenses	1,853	9,141
Operating income	2,689	9,494
Other income:
Gain on sale of disposition of Tower Portfolio	294,250	—
Other expense	(81)	—
Income before income taxes	296,858	9,494
Income tax expense	74,684	2,472
Income from discontinued operations, net of tax	$222,174	$7,022

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

During the third quarter of 2025, in conjunction with the change in Shentel’s CEO, the Company evaluated and concluded that the Chief Executive Officer role continues to represent the Company’s Chief Operating Decision Maker (“CODM”). The Company’s CODM assesses company performance at a consolidated level and decides how to allocate resources based on Earnings before Interest, Taxes, Depreciation and Amortization, as adjusted for certain non-recurring items, (“Adjusted EBITDA”) from continuing operations of the Broadband business.

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

The following table summarizes the Company’s revenue, (loss) income from continuing operations, Adjusted EBITDA and significant expenses:

(in thousands)	2025	2024	2023
Service revenue and other	$357,854	$328,058	$269,131
Significant expenses and other items:
Cost of services exclusive of depreciation and amortization	130,118	128,112	100,850
Selling, general and administrative exclusive of stock-based compensation	108,597	105,356	89,271
Adjusted EBITDA	119,139	94,590	79,010
Stock-based compensation expense, net of amount capitalized	9,590	9,837	10,033
Restructuring, integration and acquisition	1,173	14,509	2,915
Depreciation and amortization	131,613	98,835	65,920
Interest expense	25,374	15,897	4,212
Other benefit items	(6,755)	(6,461)	(5,587)
Income tax (benefit) expense	(8,913)	(9,670)	501
(Loss) income from continuing operations	$(32,943)	$(28,357)	$1,016

Other benefit items included in (loss) income from continuing operations interest income, patronage income and benefit plan gains.

Note 19. Subsequent Events

On February 23, 2026, the Company announced a reduction in force of approximately 10% of its employees to align the business with the end of the Glo Fiber construction phase that is expected to be substantially complete by end of 2026. Employee departure dates will be staggered with the largest impact in the fourth quarter of 2026. The Company expects to save approximately $12.3 million annually beginning in 2027 with approximately half of the savings impacting operating expenses and half impacting capitalized labor that is included in capital expenditures. The Company expects to incur approximately $3.1 million in restructuring costs to achieve these savings.

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

2.2***
Purchase and Sale Agreement, dated February 29, 2024, by and among Shenandoah Mobile, LLC and Vertical Bridge Holdco, LLC (incorporated by reference to Exhibit 10.1 to Shentel’s Current Report on Form 8-K filed March 1, 2024).

2.3***
Amendment No. 1 to Purchase and Sale Agreement, dated March 29, 2024, by and among Shenandoah Mobile, LLC and Vertical Bridge Holdco, LLC (incorporated by reference to Exhibit 2.2 to Shentel’s Current Report on Form 8-K filed March 29, 2024).

2.4***
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

3.2
Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective July 29, 2025 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2025).

4.1*	Description of the Company’s Common Stock Registered Under Section 12 of the Exchange Act of 1934.

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

4.3
Base Indenture, dated as of December 5, 2025, by and among Shentel Issuer LLC, Shentel Asset Entity I LLC and Shentel Asset Entity II LLC, as obligors, and Citibank N.A., as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 2025).

4.4
Series 2025-1 Supplement, dated as of December 5, 2025, by and among Shentel Issuer LLC, Shentel Asset Entity I LLC and Shentel Asset Entity II LLC, as obligors, and Citibank N.A. as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 10, 2025).

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

10.3***
Investor Rights Agreement, dated April 1, 2024, between Shenandoah Telecommunications Company and LIF Vista, LLC (incorporated by reference to Exhibit 10.2 to Shentel’s Current Report on Form 8-K filed April 1, 2024).

10.4***
Registration Rights Agreement, dated April 1, 2024, by and among Shenandoah Telecommunications Company, ECP Fiber Holdings, LP and, solely for the limited purposes specified therein, Hill City Holdings, LP (incorporated by reference to Exhibit 10.3 to Shentel’s Current Report on Form 8-K filed April 1, 2024).

10.5
Class A-1-V Note Purchase Agreement, dated December 5, 2025, among Shentel Issuer LLC, Shentel Asset Entity I LLC and Shentel Asset Entity II LLC, Shentel Broadband Operations LLC, as manager of the securitization program, certain committed note purchasers, conduit investors and funding agents, and Bank of America, N.A., as the letter of credit provider and the administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2025).

10.6
Credit Agreement, dated December 5, 2025, among Shentel Broadband Operations LLC, as borrower, Shentel Broadband Holding Inc., as Holdco and a guarantor, certain subsidiaries of Holdco, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 10, 2025).

10.7
Form of Restricted Stock Unit Award for Executives under the 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 22, 2023).

10.8
Form of RTSR Performance Share Unit Award for Executives under the 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on February 22, 2023).

10.9	Form of Strategic Retention Performance Share Unit Award (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).

10.10	2024 Equity Incentive Plan (incorporated by reference from Appendix II to the Company’s Definitive Proxy Statement filed on March 14, 2024 (No. 333-279106)).

10.11*	Form of Restricted Stock Unit Award for Executives under the 2024 Equity Incentive Plan.

10.12*	Form of RTSR Performance Share Unit Award for Executives under the 2024 Equity Incentive Plan.

10.13*	Form of Strategic Performance Share Unit Award under the 2024 Equity Incentive Plan.

10.14	Form of Severance Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2020).

19*	Insider trading policies and procedures

21*	List of Subsidiaries.

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

97.1*	Shenandoah Telecommunications Company Incentive Award Recoupment Policy.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data filing because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

February 26, 2026	/S/EDWARD H. MCKAY
Edward H. McKay, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/EDWARD H. MCKAY	President and Chief Executive Officer,
February 26, 2026	(Principal Executive Officer)
Edward H. McKay

/s/JAMES J. VOLK	Senior Vice President – Chief Financial Officer
February 26, 2026	(Principal Financial Officer)
James J. Volk

/s/TRACY L. WILLIS	Vice President - Chief Accounting Officer
February 26, 2026	(Principal Accounting Officer)
Tracy L. Willis

/s/CHRISTOPHER E. FRENCH	Executive Chairman
February 26, 2026
Christopher E. French

/s/VICTOR C. BARNES	Director
February 26, 2026
Victor C. Barnes

/s/THOMAS A. BECKETT	Director
February 26, 2026
Thomas A. Beckett

/s/MATTHEW S. DENICHILO	Director
February 26, 2026
Matthew S. DeNichilo

/s/JAMES F. DIMOLA	Director
February 26, 2026
James F. DiMola

/s/TRACY FITZSIMMONS	Director
February 26, 2026
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
February 26, 2026
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
February 26, 2026
Richard L. Koontz, Jr.

/s/KENNETH L. QUAGLIO	Director
February 26, 2026
Kenneth L. Quaglio

/s/MICHAEL A. RHYMES	Director
February 26, 2026
Michael A. Rhymes

/s/LEIGH ANN SCHULTZ	Director
February 26, 2026
Leigh Ann Schultz