Form 10-Q
period 2026-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2026-07-29
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	53,364,680
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on July 22, 2026)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$23,895	$27,259
Restricted cash and cash equivalents	30,899	20,945
Accounts receivable, net of allowance for credit losses of $1,314 and $829, respectively	20,526	31,497
Income taxes receivable	3,444	2,544
Prepaid expenses and other	14,662	15,198
Total current assets	93,426	97,443
Investments	16,312	16,510
Property, plant and equipment, net	1,671,466	1,601,609
Goodwill	67,538	67,538
Intangible assets, net	88,566	89,353
Operating lease right-of-use assets	19,092	19,657
Deferred charges and other assets	18,548	18,652
Total assets	$1,974,948	$1,910,762
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,217	$61,355
Advanced billings and customer deposits	18,046	16,909
Accrued compensation	12,750	13,334
Current operating lease liabilities	2,765	2,819
Accrued liabilities and other	17,890	14,079
Total current liabilities	109,668	108,496
Long-term debt, net of unamortized loan fees	715,027	628,237
Other long-term liabilities:
Deferred income taxes	150,969	157,618
Benefit plan obligations	4,428	4,150
Non-current operating lease liabilities	10,140	10,632
Other liabilities	33,090	32,340
Total other long-term liabilities	198,627	204,740
Commitments and contingencies (Note 13)
Temporary equity:
Redeemable noncontrolling interest	91,688	88,506
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 55,364 and 54,899 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	163,003	157,216
Retained earnings	696,935	723,567
Total shareholders’ equity	859,938	880,783
Total liabilities, temporary equity and shareholders’ equity	$1,974,948	$1,910,762
See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service revenue and other	$93,462	$88,568	$185,615	$176,466
Operating expenses:
Cost of services, exclusive of depreciation and amortization	32,703	32,624	64,527	65,654
Selling, general and administrative	31,022	29,743	64,409	60,735
Restructuring, integration and acquisition	134	206	2,574	716
Depreciation and amortization	30,619	35,103	65,590	64,561
Total operating expenses	94,478	97,676	197,100	191,666
Operating loss	(1,016)	(9,108)	(11,485)	(15,200)
Other (expense) income:
Interest expense	(9,696)	(6,003)	(19,131)	(10,895)
Other income, net	472	3,015	517	3,748
Loss before income taxes	(10,240)	(12,096)	(30,099)	(22,347)
Income tax benefit	(2,541)	(3,048)	(6,649)	(4,167)
Net loss	(7,699)	(9,048)	(23,450)	(18,180)
Dividends on redeemable noncontrolling interest	1,605	1,497	3,182	2,969
Net loss attributable to common shareholders	$(9,304)	$(10,545)	$(26,632)	$(21,149)

Net loss per share attributable to common shareholders, basic and diluted:
Net loss per share	$(0.17)	$(0.19)	$(0.48)	$(0.38)

Weighted average shares outstanding	55,779	55,103	55,664	55,032

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7,699)	$(9,048)	$(23,450)	$(18,180)
Other comprehensive loss:
Net change in unrealized gain (loss)	—	182	—	(40)
Amounts reclassified from accumulated other comprehensive loss	—	(405)	—	(813)
Comprehensive loss	(7,699)	(9,271)	(23,450)	(19,033)
Dividends on redeemable noncontrolling interest	1,605	1,497	3,182	2,969
Comprehensive loss attributable to common shareholders	$(9,304)	$(10,768)	$(26,632)	$(22,002)

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY AND SHAREHOLDERS' EQUITY
(in thousands)

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2026	81	$90,083	55,302	$160,719	$706,239	$—	$866,958
Net loss	—	—	—	—	(7,699)	—	(7,699)
Stock-based compensation	—	—	82	2,595	—	—	2,595
Common stock issued	—	—	1	11	—	—	11
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(21)	(322)	—	—	(322)
Preferred stock dividends - paid in kind	—	1,605	—	—	(1,605)	—	(1,605)
Balance, June 30, 2026	81	$91,688	55,364	$163,003	$696,935	$—	$859,938

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2025	81	$88,506	54,899	$157,216	$723,567	$—	$880,783
Net loss	—	—	—	—	(23,450)	—	(23,450)
Stock-based compensation	—	—	598	7,566	—	—	7,566
Common stock issued	—	—	2	25	—	—	25
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(135)	(1,804)	—	—	(1,804)
Preferred stock dividends - paid in kind	—	3,182	—	—	(3,182)	—	(3,182)
Balance, June 30, 2026	81	$91,688	55,364	$163,003	$696,935	$—	$859,938

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, March 31, 2025	81	$83,936	54,857	$150,857	$758,393	$1,223	$910,473
Net loss	—	—	—	—	(9,048)	—	(9,048)
Unrealized gain on interest rate hedge, net of tax	—	—	—	—	—	182	182
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(405)	(405)
Stock-based compensation	—	—	57	2,493	—	—	2,493
Common stock issued	—	—	1	14	—	—	14
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(18)	(248)	—	—	(248)
Preferred stock dividends	—	1,497	—	—	(1,497)	—	(1,497)
Balance, June 30, 2025	81	$85,433	54,897	$153,116	$747,848	$1,000	$901,964

	Redeemable Noncontrolling Interest		Common Stock
	Shares	Amount	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2024	81	$82,464	54,605	$147,733	$768,997	$1,853	$918,583
Net loss	—	—	—	—	(18,180)	—	(18,180)
Unrealized loss on interest rate hedge, net of tax	—	—	—	—	—	(40)	(40)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(813)	(813)
Stock-based compensation	—	—	375	6,390	—	—	6,390
Common stock issued	—	—	2	28	—	—	28
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	—	—	(85)	(1,035)	—	—	(1,035)
Preferred stock dividends - paid in kind	—	2,969	—	—	(2,969)	—	(2,969)
Balance, June 30, 2025	81	$85,433	54,897	$153,116	$747,848	$1,000	$901,964

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,450)	$(18,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,769	63,613
Amortization of intangible assets	821	948
Stock-based compensation expense, net of amount capitalized	7,101	5,904
Deferred income taxes	(6,649)	(4,167)
Provision for credit losses	886	804
Other, net	2,025	165
Changes in assets and liabilities:
Accounts receivable	224	1,155
Current income taxes	(900)	217
Operating lease assets and liabilities, net	(79)	(437)
Other assets	52	(2,345)
Accounts payable	236	975
Other deferrals and accruals	3,770	(4,931)
Net cash provided by operating activities - continuing operations	48,806	43,721
Net cash used in operating activities - discontinued operations	—	(2,251)
Net cash provided by operating activities	48,806	41,470

Cash flows from investing activities:
Capital expenditures	(146,195)	(169,432)
Government grants received	20,618	17,281
Proceeds from sale of assets and other	750	243
Net cash used in investing activities	(124,827)	(151,908)

Cash flows from financing activities:
Proceeds from credit facility borrowings	113,000	100,000
Principal payments on long-term debt	(27,000)	(4,893)
Payments for debt issuance and amendment costs	(429)	(430)
Taxes paid for equity award issuances	(1,804)	(1,035)
Payments for financing arrangements and other	(1,156)	(399)
Net cash provided by financing activities	82,611	93,243
Net increase (decrease) in cash and cash equivalents	6,590	(17,195)
Cash, cash equivalents, and restricted cash, beginning of period	48,204	46,272
Cash, cash equivalents, and restricted cash, end of period	$54,794	$29,077

Supplemental Disclosures of Cash Flow Information
Interest paid, net of amounts capitalized	$(18,315)	$(9,891)
Income taxes paid	$(900)	$(2,034)

The following table provides the composition of the company’s cash, cash equivalents, and restricted cash balances as of June 30, 2026 and December 31, 2025 as shown above:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$23,895	$27,259
Restricted cash	30,899	20,945
Cash, cash equivalents, and restricted cash	$54,794	$48,204

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

New Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative,” (“ASU 2023-06”), which aligns the disclosure and presentation requirements of a variety of the FASB’s Accounting Standards Codification (“ASC”) Topics with the requirements described in the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes; however, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. ASU 2023-06 is not expected to have a material effect on the Company's current financial position, results of operations or financial statement disclosures.

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

In April 2026, the FASB issued ASU 2026-01, “Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock” (“ASU 2026-01”). This accounting update clarifies the initial measurement of paid‑in‑kind dividends on equity‑classified preferred stock. The updated requirements are effective for public business entities or annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing the impact of adopting ASU 2026-01 on its consolidated financial statements and related disclosures.

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

Note 2. Revenue from Contracts with Customers
The Company’s revenues by activity type were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Residential & SMB - Incumbent Broadband Markets[1]	$40,282	$42,837	$81,425	$86,196
Residential & SMB - Glo Fiber Expansion Markets[2]	26,289	19,796	51,117	38,240
Commercial Fiber	21,386	19,483	41,928	39,095
RLEC & Other	5,505	6,452	11,145	12,935
Service revenue and other	$93,462	$88,568	$185,615	$176,466
_______________________________________________________
1.Revenue from residential and small and medium business (“SMB”) customers in Incumbent Broadband Markets is primarily earned through the Company’s provision of data, video and voice services over primarily HFC cable and to a lesser extent fiber to the home (“FTTH”) networks in incumbent markets.
2.Revenue from residential and SMB customers in Glo Fiber Expansion Markets is primarily earned through the Company’s provision of data, video and voice services over FTTH networks in new greenfield expansion markets.

Shentel had $20.7 million and $19.5 million of gross trade receivables from customers as of June 30, 2026 and December 31, 2025, respectively.

Contract Assets and Liabilities

The following table presents the Company’s contract asset and contract liability balances and their respective locations in the unaudited condensed consolidated balance sheets:

(in thousands)	June 30, 2026	December 31, 2025
Contract assets
Prepaid expenses and other	$4,240	$3,818
Deferred charges and other	10,682	9,288
Total contract assets	$14,922	$13,106

Contract liabilities
Advanced billings and customer deposits	$14,474	$13,436
Other liabilities	11,366	11,139
Total contract liabilities	$25,840	$24,575

The Company’s contract assets primarily include commissions incurred to acquire contracts with customers. The Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected customer benefit period, which is approximately six years. The company incurred $1.1 million and $1.0 million in amortization of capitalized commission expenses during the three months ended June 30, 2026 and 2025, respectively. The company incurred $2.1 million and $1.9 million in amortization of capitalized commission expenses during the six months ended June 30, 2026 and 2025, respectively. This expense is recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

The Company’s contract liabilities include services that are billed in advance and recorded as deferred revenue, as well as installation fees that are charged upfront without transfer of commensurate goods or services to the customer. Shentel expects its current contract liability balances to be recognized as revenues during the twelve-month period following the respective balance sheet date. The majority of Shentel’s non-current contract liability balance is expected to be recognized as revenues within approximately 5 years. Revenues recognized related to contract liabilities existing at January 1, 2026 and 2025 were $1.1 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $11.8 million and $10.7 million during the six months ended June 30, 2026 and 2025, respectively.

Note 3. Investments

Investments consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
SERP investments at fair value	$3,306	$3,056
Cost method investments	12,853	13,250
Equity method investments	153	204
Total investments	$16,312	$16,510

SERP investments at fair value: The fair value of the supplemental executive retirement plan (“SERP”) investments is based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy.

Cost method investments: Shentel’s primary cost method investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of the Company’s cost method investments with a balance of $12.2 million and $12.6 million as of June 30, 2026 and December 31, 2025, respectively. As further described in Note 8, Debt, on December 5, 2025, Shentel completed a refinancing of the Company’s debt arrangements which resulted in the repayment of the outstanding long-term debt obligations under the Previous Credit Agreement. CoBank patronage income will no longer be earned beginning in 2026.

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	June 30, 2026	December 31, 2025
Land		$4,181	$4,498
Land improvements	10 years	3,538	3,699
Buildings and structures	10 - 45 years	54,209	54,562
Cable and fiber	12 - 30 years	1,634,272	1,519,669
Equipment and software	4 - 12 years	497,619	476,939
Total plant in service		2,193,819	2,059,367
Plant under construction		176,383	181,060
Total property, plant and equipment		2,370,202	2,240,427
Less: accumulated depreciation and amortization		(698,736)	(638,818)
Property, plant and equipment, net		$1,671,466	$1,601,609

Property, plant and equipment, net increased primarily due to capital expenditures to support the Company’s Glo Fiber market expansion. The Company’s accounts payable as of June 30, 2026 and December 31, 2025 included amounts associated with capital expenditures of approximately $51.9 million and $55.6 million, respectively. Depreciation and amortization expense was $30.0 million and $34.6 million during the three months ended June 30, 2026 and 2025, respectively, and $61.7 million and $63.6 million during the six months ended June 30, 2026 and 2025, respectively. The Company wrote off $0.2 million and $3.0 million plant under construction inventory assets during the three and six months ended June 30, 2026, respectively. The Company wrote-off $4.2 million plant under construction inventory assets during the three and six months ended June 30, 2025. The write-off primarily related to permitting and engineering costs for markets abandoned due to changing market returns. The amounts are presented in depreciation and amortization in the Company’s unaudited condensed consolidated statements of operations.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill	$67,538	$—	$67,538	$67,538	$—	$67,538
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	12,122	—	12,122
Railroad crossing rights and other	591	—	591	557	—	557
Total indefinite-lived intangibles	77,047	—	77,047	77,013	—	77,013

Finite-lived intangibles:
Subscriber relationships	43,012	(31,600)	11,412	43,012	(30,792)	12,220
Other intangibles	537	(430)	107	537	(417)	120
Total finite-lived intangibles	43,549	(32,030)	11,519	43,549	(31,209)	12,340
Total intangible assets	$120,596	$(32,030)	$88,566	$120,562	$(31,209)	$89,353

Amortization expense was $0.4 million and $0.5 million during the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively.

As of October 1, 2025, management concluded that the estimated fair value of the broadband reporting unit exceeded the carrying value by 8%. During the three and six months ended June 30, 2026, the Company performed goodwill impairment monitoring procedures and identified no indicators of impairment or triggering events. The Company will continue to monitor its reporting unit for any triggers that could impact recoverability of goodwill.

Note 6. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid maintenance expenses	$6,777	$7,055
Broadband contract acquisition costs	4,240	3,818
Other	3,645	4,325
Prepaid expenses and other	$14,662	$15,198

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	June 30, 2026	December 31, 2025
Broadband contract acquisition costs	$10,682	$9,288
Other	7,866	9,364
Deferred charges and other assets	$18,548	$18,652

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued programming costs	$3,420	$3,232
Other	14,470	10,847
Accrued liabilities and other	$17,890	$14,079

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	June 30, 2026	December 31, 2025
Noncurrent portion of deferred revenue	$27,105	$27,246
Other	5,985	5,094
Other liabilities	$33,090	$32,340
Reduction in Force
On February 23, 2026, the Company announced a reduction in force of approximately 10% of its employees to prepare and align the business with the wind-down of the Glo Fiber construction phase that is expected to be substantially complete by end of 2026. During the three and six months ended June 30, 2026, Shentel recorded $0.1 million and $2.2 million, respectively, in expense primarily related to severance costs and retention bonuses, included in restructuring, integration and acquisition expense in the condensed consolidated statements of operations. The Company did not make any payments in Q1. For the six months ended June 30, 2026, the Company made severance payments of $0.4 million.

Note 7. Leases

The Company leases various broadband network sites, fiber optic cable routes, warehouses, retail stores and office facilities for use in our business.

The components of lease costs were as follows:

	Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2026	2025	2026	2025
Finance lease cost
Amortization of leased assets	Depreciation and amortization	$197	$180	$386	$368
Interest on lease liabilities	Interest expense	58	22	95	46
Operating lease cost	Operating expense[1]	1,017	1,241	2,032	2,405
Lease cost		$1,271	$1,443	$2,512	$2,819
_________________________________________
(1)Operating lease expense is presented in cost of services or selling, general and administrative expense based on the use of the relevant facility.

The following table summarizes the expected maturity of lease liabilities as of June 30, 2026:

(in thousands)	Operating Leases	Finance Leases	Total
2026 (remainder of the year)	$1,867	$2,431	$4,298
2027	2,985	409	3,394
2028	2,328	413	2,741
2029	1,803	417	2,219
2030	1,550	417	1,967
2031 and thereafter	7,097	4,929	12,026
Total lease payments	17,630	9,016	26,646
Less: Interest	(4,725)	(3,427)	(8,152)
Present value of lease liabilities	$12,905	$5,589	$18,494

Other information related to operating and finance leases was as follows:

	June 30, 2026	December 31, 2025
Finance leases
Weighted average remaining lease term (years)	16.9	17.3
Weighted average discount rate	6.9%	6.5%
Operating leases
Weighted average remaining lease term (years)	8.6	8.4
Weighted average discount rate	6.5%	6.3%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cash paid for operating lease liabilities	$1,109	$1,140	$2,221	$2,404
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modification of existing leases)	742	372	1,473	423

The Company also has other operating lease arrangements which generate revenue from leasing the excess fiber capacity of its fiber network assets. Contract terms for these arrangements can range from 1 to 40 years and are billed monthly. Lease revenue from these arrangements was $1.8 million and $3.5 million for the three and six months ended June 30, 2026, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2025, respectively. These amounts are presented in service revenue and other in the Company’s unaudited condensed consolidated statements of operations. Contractual minimum rental receipts expected under the lease agreements in place as of June 30, 2026 is as follows:

(in thousands)	Operating Leases
2026 (remainder of the year)	$2,115
2027	3,948
2028	3,738
2029	3,498
2030	3,240
2031 and thereafter	15,738
Total	$32,277

Note 8. Debt

Shentel’s outstanding long-term debt obligations as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	Interest Rates	June 30, 2026	December 31, 2025
Shentel Issuer Class A-2 Notes	5.64%	$489,142	$489,142
Shentel Issuer Class B Notes	6.03%	78,263	78,263
Shentel Issuer Variable Funding Note ("VFN")	Floating(1)	68,000	—
Shentel Broadband Revolving Credit Facility ("RCF")	Floating(2)	93,000	75,000
Total debt		728,405	642,405
Less: unamortized loan fees		(13,378)	(14,168)
Long-term debt, net of unamortized loan fees		$715,027	$628,237
(1) The VFN bears interest at one-month term SOFR plus a fixed margin. This interest rate was 5.40% at June 30, 2026.
(2) The RCF bears interest at one-month term SOFR plus a margin. The margin is variable and determined by the Company’s net leverage ratio. This interest rate was 6.15% at June 30, 2026 and 6.19% at December 31, 2025.

Refinancing Activities

Shentel Broadband, an indirect wholly owned subsidiary of Shentel, previously had a credit agreement which contained (i) a $150 million revolving credit facility (the “Revolver”) and $525 million in delayed draw amortizing term loans (the “Term Loans” and collectively with Revolver, the “Previous Credit Agreement”). On December 5, 2025, Shentel, through formation of Shentel Guarantor LLC, Shentel Issuer LLC (“Shentel Issuer”), Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (collectively, the “ABS Entities"”), completed a refinancing of the Previous Credit Agreement with an Asset Backed Securitization (“ABS”) financing, secured by most of our fiber businesses, which resulted in the issuance of the Class A-2 Notes, Class B notes, the VFN, and a Liquidity Funding Note (“LFN”) (collectively, the “ABS Notes”). Concurrently, Shentel Broadband entered into a new RCF and the Company used the proceeds from the issuance of the ABS Notes and RCF to repay the outstanding long-term debt obligation under the Previous Credit Agreement.

The ABS Notes include $489.1 million and $78.3 million in borrowed Class A-2 Notes and Class B Notes, respectively. In connection with the same ABS Indenture, Shentel Issuer issued the VFN which has a borrowing capacity of $175.0 million, of which Shentel has borrowed $68.0 million for the six month period ended June 30, 2026. As of June 30, 2026, the available capacity of the VFN was $1.9 million. The available capacity of the VFN will increase based on the secured fiber network revenue growth from Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (each a bankruptcy-remote subsidiary of the Company), multiplied by (i) a margin as defined in the agreements governing the VFN (the “ABS Indenture”) and (ii) 6.25x multiple.

Also, in connection with the same ABS Indenture, Shentel Issuer issued the LFN which has an undrawn borrowing commitment of $25.0 million. Shentel Issuer may draw on the LFN solely for the purpose of funding amounts due and payable for certain Priority of Payments as defined in the ABS Indenture and when restricted cash funds required by ABS Indenture are insufficient.

The RCF, as amended March 20, 2026, has a borrowing capacity of $175.0 million, of which Shentel has borrowed $93.0 million as of June 30, 2026.

Fair Values

The carrying amounts of the Company’s long-term debt under the Previous Credit Agreements, which had floating interest rates, approximated their fair values. Similarly, the carrying amount of the Company’s VFN and RCF, each of which has a floating interest rate, approximates its fair value. The estimated fair values of Shentel’s Class A-2 Notes and Class B Notes were based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities. The fair values of Shentel’s the Class A-2 Notes and Class B Notes were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Shentel Issuer Class A-2 Notes	$491,783	$494,278
Shentel Issuer Class B Notes	78,654	77,676

Commitment Fees

Shentel is charged commitment fees on unutilized portions of its debt. The Company recorded $0.2 million and $0.5 million related to these fees for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million related to these fees for the three and six months ended June 30, 2025, respectively, which are included in interest expense in the unaudited condensed consolidated statements of operations.

Interest Expense

Shentel pays interest on a monthly basis. Interest expense recorded in Shentel’s unaudited condensed consolidated statements of operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$11,245	$8,733	$22,371	$15,995
Less: capitalized interest	(1,549)	(2,730)	(3,240)	(5,100)
Interest expense, net of capitalized interest	$9,696	$6,003	$19,131	$10,895

Maturity Dates and Other Information

Shentel Broadband’s debt includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

The ABS Notes have a contractually stated anticipated repayment date (“ARD”) of December 2030 with the exception of the VFN described below. The legal final maturity date of each class of the ABS Notes is in December 2055. If Shentel has not repaid or refinanced any of the ABS Notes prior to the relevant ARD, the ABS Indenture requires mandatory prepayment of Note principle on each payment date on a pro-rata basis based on the alphanumerical designation of each class of Notes and additional interest (2.0% per annum on Class A-2 Notes, 2.4% per annum on Class B Notes, and 5.0% per annum on VFN) will be charged until the Notes are refinanced or fully redeemed. Amortization on Shentel Issuer’s ABS Notes could be required prior to the ARD if Shentel Issuer’s debt service coverage ratio is below certain thresholds in the ABS Indenture.

Shentel Issuer has not made any borrowings under its LFN as of June 30, 2026. Amounts borrowed under the LFN do not have an anticipated repayment date and have a final maturity date of December 2055.

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

The assets and liabilities related to Shentel’s VIE arrangements included in the Company’s unaudited condensed consolidated balance sheets were as follows:

(in thousands)	June 30, 2026	December 31, 2025
ASSETS
Restricted cash and cash equivalents	$30,899	$20,945
Accounts receivable	9,732	12,580
Prepaid expenses and other	5,947	5,344
Property, plant and equipment, net	819,656	793,874
Intangible assets, net	7,765	8,234
Operating lease right-of-use assets	10,269	10,199
Deferred charges and other assets	128,183	129,635
Total assets	$1,012,451	$980,811

LIABILITIES
Accounts payable	$8,697	$7,561
Advanced billings and customer deposits	10,072	8,953
Current operating lease liabilities	1,256	1,236
Accrued liabilities and other	3,979	2,658
Long-term debt, less current maturities, net of unamortized loan fees	622,426	554,288
Non-current operating lease liabilities	5,031	4,925
Other liabilities	29,815	28,703
Total liabilities	$681,276	$608,324

Note 9. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is currently involved in one state and no federal income tax audits as of June 30, 2026. The Company’s income tax returns are generally open to examination from 2022 forward. The net operating losses acquired from Horizon are open to examination from 2013 forward.

The effective tax rates for the three and six months ended June 30, 2026 and 2025, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Expected tax benefit at federal statutory rate	$(2,151)	$(2,540)	$(6,321)	$(4,693)
State income tax benefit, net of federal tax effect	(546)	(653)	(1,605)	(1,206)
Excess tax deficiency from share-based compensation and other expense, net	156	145	1,277	1,732
Income tax benefit	$(2,541)	$(3,048)	$(6,649)	$(4,167)

The Company made $0.9 million in payments and received no refunds for income taxes during the six months ended June 30, 2026. The Company made $2.3 million in payments and received $0.2 million in refunds for income taxes for the six months ended June 30, 2025.

Note 10. Redeemable Noncontrolling Interest

On October 24, 2023, Shentel Broadband Holding Inc. (“Shentel Broadband”), a wholly-owned subsidiary of Shentel, entered into an investment agreement (the “Investment Agreement”) with ECP Fiber Holdings, LP, a Delaware limited partnership (“ECP Investor”), and, solely for the limited purposes set forth therein, Hill City Holdings, LP, a Delaware limited partnership affiliated with ECP Investor. Subject to the terms and conditions set forth in the Investment Agreement, on April 1, 2024, Shentel Broadband issued to ECP Investor 81,000 shares of Shentel Broadband’s 7% Series A Participating Exchangeable Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share in exchange for $81 million in cash. As of June 30, 2026, 100,000 shares of the Series A Preferred Stock were authorized for issuance and 81,000 shares of the Series A Preferred Stock were outstanding.

The Series A Preferred Stock is exchangeable at the option of the Investor in certain circumstances for shares of Common Stock at an exchange price of $24.50 per share, which may be adjusted pursuant to the terms of the Investment Agreement. As of June 30, 2026, the Series A Preferred Stock was exchangeable for 3,808,506 shares of Common Stock.

Dividends on the Series A Preferred Stock accrue at 7% per annum compounded and payable quarterly in arrears, and, at Shentel’s option, may be paid in cash or in kind (such dividends paid in kind, “PIK Dividends”). The Company has historically elected to issue PIK Dividends which increase the liquidation preference of the Series A Preferred Stock. As of June 30, 2026, the Series A Preferred Stock had a liquidation preference of $93.3 million.

Note 11. Stock Compensation and Earnings (Loss) per Share

Activity related to the Company’s equity compensation, which includes the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”), was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2025	1,187	$15.39
Granted	732	13.44
Vested	(503)	15.82
Forfeited	(22)	14.61
Outstanding awards, June 30, 2026	1,394	$14.22

The total fair value of RSUs vested was $6.8 million during the six months ended June 30, 2026.

Activity related to the Company’s Relative Total Shareholder Return RSUs (“RTSRs”) was as follows:

(in thousands, except weighted average grant price)	Number of Shares	Weighted Average Grant Price
Outstanding awards, December 31, 2025	360	$15.77
Granted	118	13.42
Vested	—	—
Forfeited	—	—
Outstanding awards, June 30, 2026	478	$15.19

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock compensation expense	$2,595	$2,493	$7,566	$6,390
Capitalized stock compensation	(292)	(306)	(465)	(486)
Stock compensation expense, net	$2,303	$2,187	$7,101	$5,904

As of June 30, 2026, there was $10.3 million of total unrecognized compensation cost related to non-vested RSUs and RTSRs which is expected to be recognized over weighted average period of 2.5 years.

The following table indicates the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Calculation of net loss income per share:
Net loss	$(7,699)	$(9,048)	$(23,450)	$(18,180)

Amounts attributable to common shareholders
Net loss attributable to common shareholders	$(9,304)	$(10,545)	$(26,632)	$(21,149)

Basic and diluted weighted average shares outstanding	55,779	55,103	55,664	55,032

Per share amounts attributable to common shareholders
Net loss per share	$(0.17)	$(0.19)	$(0.48)	$(0.38)

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

The Company determines the dilutive impact of the Series A Preferred Stock (on an as-converted basis) and the equity awards by applying the if-converted method and the treasury stock method, respectively. The following table presents potentially dilutive instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Potentially dilutive shares related to the Series A Preferred Stock	3,809	3,553	3,808	3,553
Potentially dilutive equity awards	727	436	617	431
Total potentially dilutive instruments	4,536	3,989	4,425	3,984

Potentially dilutive instruments were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company’s income loss for the periods.

Note 12. Government Grants

The Company was awarded $151.2 million in grants to build broadband services to unserved residencies in Virginia, Maryland, West Virginia and Ohio and upgrade the middle mile network in Ohio. The Company has substantially completed its grant obligations in Virginia as of June 2026 and expects to substantially complete the remaining obligations by year-end 2026.

The purpose of the grant programs described above was to subsidize the expansion of the Company’s broadband network; therefore, most amounts recognized under these programs have been recorded as a reduction to the related property, plant and equipment, and cash receipts are presented as cash flows from investing activities in the Company’s unaudited condensed consolidated statements of cash flows. One government grant allows reimbursements for direct capital expenditures and indirect operating expenses. The portion of government grant reimbursements related to indirect expenses are recorded as reductions of the related cost of service expense or selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations and are presented as cash flows from operating activities in the Company’s unaudited condensed consolidated statements of cash flows.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. As a result of these programs, the Company received $22.3 million and $17.3 million in cash receipts during the six months ended June 30, 2026 and 2025, respectively, and had approximately $0.7 million and $10.5 million in accounts receivable as of June 30, 2026 and December 31, 2025, respectively.

Note 13. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 7, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2031.

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

The following table summarizes the Company’s revenue, loss from operations, Adjusted EBITDA and significant expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Service revenue and other	$93,462	$88,568	$185,615	$176,466
Significant expenses and other items:
Cost of services exclusive of depreciation and amortization	32,703	32,624	64,527	65,654
Selling, general and administrative exclusive of stock-based compensation	28,719	27,556	57,308	54,831
Adjusted EBITDA	32,040	28,388	63,780	55,981
Stock-based compensation expense, net of amount capitalized	2,303	2,187	7,101	5,904
Restructuring, integration and acquisition	134	206	2,574	716
Depreciation and amortization	30,619	35,103	65,590	64,561
Interest expense	9,696	6,003	19,131	10,895
Other (income) expense, net[1]	(472)	(3,015)	(517)	(3,748)
Income tax benefit	(2,541)	(3,048)	(6,649)	(4,167)
Net (loss) income	$(7,699)	$(9,048)	$(23,450)	$(18,180)

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

Results of Operations

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

The Company’s unaudited condensed consolidated results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2026	% of Revenue	2025	% of Revenue	$	%
Broadband operating revenue
Residential & SMB - Incumbent Broadband Markets	$40,282	43.1%	$42,837	48.4%	$(2,555)	(6.0)%
Residential & SMB - Glo Fiber Expansion Markets	26,289	28.1%	19,796	22.4%	6,493	32.8%
Commercial Fiber	21,386	22.9%	19,483	22.0%	1,903	9.8%
RLEC & Other	5,505	5.9%	6,452	7.3%	(947)	(14.7)%
Total revenue	93,462	100.0%	88,568	100.0%	4,894	5.5%
Operating expenses
Cost of services, exclusive of depreciation and amortization	32,703	35.0%	32,624	36.8%	79	0.2%
Selling, general and administrative	31,022	33.2%	29,743	33.6%	1,279	4.3%
Restructuring, integration and acquisition	134	0.1%	206	0.2%	(72)	(35.0)%
Depreciation and amortization	30,619	32.8%	35,103	39.6%	(4,484)	(12.8)%
Total operating expenses	94,478	101.1%	97,676	110.3%	(3,198)	(3.3)%
Operating loss	(1,016)	(1.1)%	(9,108)	(10.3)%	8,092	(88.8)%
Other (expense) income:
Interest expense	(9,696)	(10.4)%	(6,003)	(6.8)%	(3,693)	61.5%
Other income, net	472	0.5%	3,015	3.4%	(2,543)	(84.3)%
Loss before income taxes	(10,240)	(11.0)%	(12,096)	(13.7)%	1,856	(15.3)%
Income tax benefit	(2,541)	(2.7)%	(3,048)	(3.4)%	507	(16.6)%
Net loss	(7,699)	(8.2)%	(9,048)	(10.2)%	1,349	(14.9)%
Dividends on redeemable noncontrolling interest	1,605	1.7%	1,497	1.7%	108	7.2%
Net loss attributable to common shareholders	$(9,304)	(10.0)%	$(10,545)	(11.9)%	$1,241	(11.8)%

Residential & SMB - Incumbent Broadband Markets revenue
Revenue from residential and small and medium business (“SMB”) customers in Incumbent Broadband Markets is primarily earned through the Company’s provision of data, video and voice services over primarily HFC cable and to a lesser extent FTTH networks in incumbent markets.

Residential & SMB - Incumbent Broadband Markets revenue decreased by $2.6 million, or 6.0%. The decrease was primarily due to lower video and data revenue. Video revenue declined due to a 14.1% decrease in video RGUs as customers switched to streaming video services. Data revenue declined due to a 2.6% decline in data ARPU, driven in part by our rate card in markets where we face a fixed broadband competitor and in part due to our recently implemented rate card in lower demographic markets experiencing softer demand.

Residential & SMB - Glo Fiber Expansion Markets revenue
Revenue from residential and SMB customers in Glo Fiber Expansion Markets is primarily earned through the Company’s provision of data, video and voice services over FTTH networks in new greenfield expansion markets.

Residential & SMB - Glo Fiber Expansion Markets revenue increased by $6.5 million, or 32.8%. The increase was primarily due to a 32.1% increase in data RGUs driven by the Company’s increase in penetration rates and increase in passings.

Commercial Fiber revenue
Shentel’s Commercial Fiber revenue is primarily earned through the Company’s provision of high-speed Ethernet, dedicated internet access, wavelength services, dark fiber leasing and managed services over fiber optic networks to commercial customers.

Commercial Fiber revenue increased by $1.9 million, or 9.8%. The increase was due to a combination of recurring revenue in the enterprise and carrier verticals, a non-cash sales-type lease of customer equipment and a negative non-cash deferred revenue adjustment for one of our national wireless carrier customers in the second quarter of 2025.

RLEC & Other revenue
Shentel’s RLEC & Other revenue is primarily earned through the Company’s provision of voice and DSL telephone services over copper networks, primarily in Shenandoah County, Virginia and Ross County, Ohio. Shentel also earns governmental support revenue through the federal USF.

RLEC & Other revenue decreased by $0.9 million, or 14.7%. The decrease was primarily due to the decrease in DSL RGUs and to a lesser extent a decrease in government support revenue.

Cost of services, exclusive of depreciation and amortization
Cost of services primarily consist of costs to acquire and deliver video programming, internal labor to maintain our network and service our customers, third party network maintenance, and line expenses

Cost of services increased by $0.1 million, or 0.2%. The increase was primarily due to increased fleet maintenance and fuel expenses.

Selling, general and administrative
Selling, general and administrative expenses consist of employee compensation, advertising, software maintenance, stock-based compensation, and operating taxes.

Selling, general and administrative expense increased by $1.3 million, or 4.3%. The increase was primarily due to higher operating and property taxes, higher advertising to support RGU growth and higher software maintenance expenses.

Restructuring, integration and acquisition
Restructuring, integration and acquisition expense decreased by $0.1 million, or 35.0%, primarily due to fees incurred in the prior year to amend debt terms.

Depreciation and amortization
Depreciation and amortization decreased by $4.5 million, or 12.8%. The decrease was primarily due to a $4.2 million write-off in the prior year related to inventory assets that were no longer planned to be used.

Interest expense
Interest expense increased by $3.7 million, or 61.5%. The increase was primarily due to an increase in the Company’s outstanding debt as well as less capitalized interest due to less plant under construction than in prior year.

Other income, net
Other income, net decreased by $2.5 million, or 84.3%. The decrease was primarily due to a favorable settlement of the Horizon acquisition related escrow claim in the prior year that did not recur in 2026, as well as lower patronage income.

Income tax benefit
Income tax benefit decreased by $0.5 million, or 16.6%. The decrease was primarily due to lower pre-tax loss than in the prior year.

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

The Company’s unaudited condensed consolidated results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2026	% of Revenue	2025	% of Revenue	$	%
Broadband operating revenue
Residential & SMB - Incumbent Broadband Markets	$81,425	43.9%	$86,196	48.8%	$(4,771)	(5.5)%
Residential & SMB - Glo Fiber Expansion Markets	51,117	27.5%	38,240	21.7%	12,877	33.7%
Commercial Fiber	41,928	22.6%	39,095	22.2%	2,833	7.2%
RLEC & Other	11,145	6.0%	12,935	7.3%	(1,790)	(13.8)%
Total revenue	185,615	100.0%	176,466	100.0%	9,149	5.2%
Operating expenses
Cost of services, exclusive of depreciation and amortization	64,527	34.8%	65,654	37.2%	(1,127)	(1.7)%
Selling, general and administrative	64,409	34.7%	60,735	34.4%	3,674	6.0%
Restructuring, integration and acquisition	2,574	1.4%	716	0.4%	1,858	259.5%
Depreciation and amortization	65,590	35.3%	64,561	36.6%	1,029	1.6%
Total operating expenses	197,100	106.2%	191,666	108.6%	5,434	2.8%
Operating loss	(11,485)	(6.2)%	(15,200)	(8.6)%	3,715	(24.4)%
Other (expense) income:
Interest expense	(19,131)	(10.3)%	(10,895)	(6.2)%	(8,236)	75.6%
Other income, net	517	0.3%	3,748	2.1%	(3,231)	(86.2)%
Loss before income taxes	(30,099)	(16.2)%	(22,347)	(12.7)%	(7,752)	34.7%
Income tax benefit	(6,649)	(3.6)%	(4,167)	(2.4)%	(2,482)	59.6%
Net loss	(23,450)	(12.6)%	(18,180)	(10.3)%	(5,270)	NMF
Dividends on redeemable noncontrolling interest	3,182	1.7%	2,969	1.7%	213	NMF
Net loss attributable to common shareholders	$(26,632)	(14.3)%	$(21,149)	(12.0)%	$(5,483)	NMF

Residential & SMB - Incumbent Broadband Markets revenue
Residential & SMB - Incumbent Broadband Markets revenue decreased by $4.8 million, or 5.5%. The decrease was primarily due to lower video and data revenue. Video revenue declined due to a 14.3% decrease in video RGUs as customers switched to streaming video services. Data revenue declined due to a 2.1% decline in data ARPU, driven in part by our rate card in markets where we face a fixed broadband competitor and in part due to our recently implemented rate card in lower demographic markets experiencing softer demand.

Residential & SMB - Glo Fiber Expansion Markets revenue
Residential & SMB - Glo Fiber Expansion Markets revenue increased by $12.9 million, or 33.7%. The increase was primarily due to a 32.9% increase in data RGUs driven by the Company’s increase in penetration rates and increase in passings.

Commercial Fiber revenue
Commercial Fiber revenue increased by $2.8 million, or 7.2%. The increase was due to a combination of recurring revenue in the enterprise and carrier verticals, a non-cash sales-type lease of customer equipment and a negative non-cash deferred revenue adjustment for one of our national wireless carrier customers in the second quarter of 2025.

RLEC & Other revenue
RLEC & Other revenue decreased by $1.8 million, or 13.8%. The decrease was primarily due to a 29.6% decrease in DSL RGUs and to a lesser extent a decrease in government support revenue.

Cost of services, exclusive of depreciation and amortization
Cost of services decreased by $1.1 million, or 1.7%. The decrease was primarily due to indirect cost reimbursements on government grant projects.

Selling, general and administrative
Selling, general and administrative expense increased by $3.7 million, or 6.0%. The increase was primarily due to an increase in stock compensation, advertising costs and payroll costs driven by expansion of the Glo Fiber homes passed, as well as increased IT infrastructure maintenance expenses.

Restructuring, integration and acquisition
Restructuring, integration and acquisition expense increased by $1.9 million, or 259.5%, primarily related to severance costs incurred associated with the previously announced reduction in force in 2026.

Depreciation and amortization
Depreciation and amortization increased by $1.0 million, or 1.6%. The increase was primarily due to the Company’s expansion of its Glo Fiber network and $3.0 million in project cost write-offs for markets under construction but cancelled due to higher costs to build. The increase was partially offset by the $4.2 million write-off of inventory assets in the prior year.

Interest expense
Interest expense increased by $8.2 million, or 75.6%. The increase was primarily due to an increase in the Company’s outstanding debt and debt issuance costs, and less capitalized interest due to less plant under construction than in the prior year.

Other income, net
Other income, net decreased by $3.2 million, or 86.2%. The decrease was primarily due to a favorable settlement of the Horizon acquisition related escrow claim in the prior year as well as lower patronage income in the current year.

Income tax benefit
Income tax benefit increased by $2.5 million, or 59.6%. The increase was primarily due to higher pre-tax loss than in the prior year.

Additional Information

Shentel provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, Kentucky, Delaware, Ohio and Indiana, via fiber optic and hybrid fiber coaxial cable networks. We also lease dark fiber and provide Ethernet, Dedicated Internet Access and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. Shentel’s Broadband business also provides voice and DSL telephone services as a Rural Local Exchange Carrier (“RLEC”) to customers in Shenandoah County and portions of adjacent counties in Virginia, and in Ross County and portions of adjacent counties in Ohio. These integrated networks are connected by over 19,800 route miles of fiber.

The following table indicates selected operating statistics.

	Three Months Ended June 30,
	2026	2025
Homes and businesses passed (1)
Incumbent Broadband Markets	253,059	244,007
Glo Fiber Expansion Markets	475,677	378,916
Total homes and businesses passed	728,736	622,923

Residential & SMB RGUs:
Incumbent Broadband Markets	110,620	111,730
Glo Fiber Expansion Markets	100,155	76,276
Broadband Data	210,775	188,006
Video	34,615	37,626
Voice	27,013	26,129
Total Residential & SMB RGUs (excludes RLEC)	272,403	251,761

Residential & SMB Penetration (2)
Incumbent Broadband Markets	43.7%	45.8%
Glo Fiber Expansion Markets	21.1%	20.1%
Broadband Data	28.9%	30.2%
Video	4.8%	6.0%
Voice	3.9%	4.4%

Residential & SMB ARPU (3)
Incumbent Broadband Markets	$80.93	$83.05
Glo Fiber Expansion Markets	$76.57	$76.72
Broadband Data	$78.90	$80.56
Video	$132.36	$125.15
Voice	$32.31	$32.68

Fiber route miles	19,847	17,740
Total fiber miles (4)	2,096,114	1,936,922
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

In 2021, Congress passed the American Rescue Plan Act and the Infrastructure Investment and Jobs Act to subsidize the deployment of high-speed broadband internet access in unserved areas. We have been awarded approximately $151.2 million in grants to serve unserved homes in the states of Virginia, Ohio, Maryland and West Virginia and to upgrade the capacity of the Ohio middle mile network. The grants will be paid to the Company as certain milestones are completed. As of June 30, 2026, the Company had received a total of $123.9 million in cash receipts and had $27.4 million in remaining reimbursements available under these grant programs. The Company expects to fulfill the majority of its obligations under these programs by the end of 2026.

As of June 30, 2026, the Company’s total available liquidity was $158.9 million, consisting of (i) unrestricted cash and cash equivalents totaling $23.9 million; (ii) restricted cash as required by the ABS Indenture totaling $30.9 million (iii) $74.8 million of availability under Shentel Broadband’s RCF; (iv) $1.9 million under Shentel Issuer’s VFN; and (v) an aggregate of $27.4 million remaining reimbursements available under government grants, which reimbursements are subject to fulfilling the terms of the underlying agreements. In addition, the Company has $105.1 million of VFN commitments that are not available to draw as of June 30, 2026. The available capacity of the VFN will increase based on the secured fiber network revenue growth from the ABS Entities multiplied by (i) a margin as defined in the ABS Indenture and (ii) a 6.25x multiple.

Net cash provided by operating activities from operations was approximately $48.8 million during the six months ended June 30, 2026, representing an increase of $5.1 million compared with the prior year period, primarily driven by timing of changes in working capital.

Net cash used in investing activities from operations was approximately $124.8 million during the six months ended June 30, 2026, representing a decrease of $27.1 million compared with the prior year period. The $23.2 million decrease in capital expenditures was primarily driven by lower capital expenditures on government grant construction projects in Incumbent Broadband Markets, offset by a $3.3 million increase in cash receipts from government grant programs.

Net cash provided by financing activities from operations was approximately $82.6 million during the six months ended June 30, 2026, representing a decrease of $10.6 million compared with the prior year period. This decrease was primarily driven by an increase in payments made on the various debt facilities, and partially offset by increases in debt borrowings and payments on financing arrangements.

Indebtedness:
As of June 30, 2026, the Company’s net indebtedness was approximately $715.0 million, including $728.4 million in outstanding ABS Notes, the VFN, and the RCF, net of unamortized loan fees of $13.4 million. The borrowed Class A-2 Notes and the Class B Notes incur interest at 5.64% and 6.03%, respectively. The borrowed VFN and RCF bear interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage. The weighted-average interest rate was 5.73% for the ABS Notes, VFN, and RCF at June 30, 2026.

Shentel’s ABS Notes, which include Class A-2 Notes and Class B Notes, have outstanding balances of $489.1 million and $78.3 million, respectively. Shentel Issuer’s VFN has an outstanding balance of $68.0 million. Shentel’s RCF has an outstanding balance of $93.0 million. The ABS Notes have a contractually stated anticipated repayment date (“ARD”) of December 2030 with the exception of the VFN. The initial anticipated repayment date for the VFN is December 2029 which may be extended, at the option of Shentel, to December 2030, subject to the satisfaction of certain conditions. Shentel has not made any borrowings under its LFN as of June 30, 2026. Amounts borrowed under the LFN do not have an anticipated repayment date. The legal final maturity date of each class of the ABS Notes is in December 2055. If Shentel has not repaid or refinanced any Series 2025-1 Notes prior to the relevant ARD, additional interest will accrue on outstanding principal. Shentel Broadband’s RCF matures on December 5, 2030. No principal payments on Shentel Broadband’s RCF are required prior to the final maturity date.

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

As of June 30, 2026, the Company was in compliance with the financial covenants related to our outstanding debt.

We expect our cash on hand, restricted cash, cash flows from operations, availability of funds from our RCF and VFN agreements and government grants will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

During the six months ended June 30, 2026, our capital expenditures of $146.2 million exceeded our net cash provided by operating activities by $97.4 million, and we expect our capital expenditures to exceed the cash flows provided from operations through 2026, as we expand our Glo Fiber broadband network.

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our products and services, new market developments and expansion opportunities.

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, including rising inflation, regulatory requirements, changes in technologies, changes in competition, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and other adverse public health developments, and other conditions. Our ability to attract and maintain a sufficient customer base is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

During 2025, Shentel formed Shentel Guarantor LLC, Shentel Issuer LLC, Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (collectively, the “ABS Entities”), each a bankruptcy-remote subsidiary of the Company. The ABS Entities were formed as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts primarily in Virginia, Ohio, Pennsylvania, Indiana, Maryland and West Virginia were contributed to Shentel Asset Entity I LLC and Shentel Asset Entity II LLC (collectively, the “ABS Asset Entities”). As of June 30, 2026, all of the Company’s commercial fiber network assets and approximately 312,000 Glo Fiber passings were contributed to the ABS Asset Entities. The cash flow from these contributed assets are used to service the obligations under Shentel’s ABS Notes.

Supplemental Financing Reporting Requirements:
Our RCF requires consolidated financial statements of restricted subsidiaries under the RCF (the “Non-ABS Entities” or the “Restricted Subsidiaries”) and unrestricted subsidiaries (the “ABS Entities” or the “Unrestricted Subsidiaries”). Below are the unaudited condensed consolidating balance sheets as of June 30, 2026 and December 31, 2025, and the unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2026.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2026
(in thousands)	Unrestricted Subsidiaries (ABS Entities)	Restricted Subsidiaries (Non-ABS Entities)	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23,895	$—	$23,895
Restricted cash and cash equivalents	30,899	—	—	30,899
Accounts receivable	9,732	19,250	(8,456)	20,526
Prepaid expenses and other	5,947	14,564	(2,405)	18,106
Total current assets	46,578	57,709	(10,861)	93,426
Investments	—	363,172	(346,860)	16,312
Property, plant and equipment, net	819,656	851,810	—	1,671,466
Goodwill and intangible assets, net	7,765	148,339	—	156,104
Operating lease right-of-use assets	10,269	8,823	—	19,092
Deferred charges and other assets	128,183	8,297	(117,932)	18,548
Total assets	$1,012,451	$1,438,150	$(475,653)	$1,974,948
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,697	$57,976	$(8,456)	$58,217
Advanced billings and customer deposits	10,072	10,379	(2,405)	18,046
Accrued compensation	—	12,750	—	12,750
Accrued liabilities and other	5,235	16,913	(1,493)	20,655
Total current liabilities	24,004	98,018	(12,354)	109,668
Long-term debt, less current maturities, net of unamortized loan fees	622,426	92,601	—	715,027
Other long-term liabilities:
Deferred income taxes	—	150,969	—	150,969
Other liabilities	34,846	129,251	(116,439)	47,658
Total other long-term liabilities	34,846	280,220	(116,439)	198,627
Temporary equity:
Redeemable noncontrolling interest	—	91,688	—	91,688
Shareholders’ equity:
Total shareholders’ equity	331,175	875,623	(346,860)	859,938
Total liabilities, temporary equity and shareholders’ equity	$1,012,451	$1,438,150	$(475,653)	$1,974,948

	As of December 31, 2025
(in thousands)	Unrestricted Subsidiaries (ABS Entities)	Restricted Subsidiaries (Non-ABS Entities)	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,259	$—	$27,259
Restricted cash and cash equivalents	20,945	—	—	20,945
Accounts receivable	12,580	31,880	(12,963)	31,497
Prepaid expenses and other	5,344	14,803	(2,405)	17,742
Total current assets	38,869	73,942	(15,368)	97,443
Investments	—	392,737	(376,227)	16,510
Property, plant and equipment, net	793,874	807,735	—	1,601,609
Goodwill and intangible assets, net	8,234	148,657	—	156,891
Operating lease right-of-use assets	10,199	9,458	—	19,657
Deferred charges and other assets	129,635	7,794	(118,777)	18,652
Total assets	$980,811	$1,440,323	$(510,372)	$1,910,762
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,561	$66,757	$(12,963)	$61,355
Advanced billings and customer deposits	8,953	10,361	(2,405)	16,909
Accrued compensation	—	13,334	—	13,334
Accrued liabilities and other	3,894	14,116	(1,112)	16,898
Total current liabilities	20,408	104,568	(16,480)	108,496
Long-term debt, less current maturities, net of unamortized loan fees	554,288	73,949	—	628,237
Other long-term liabilities:
Deferred income taxes	—	157,618	—	157,618
Other liabilities	33,628	131,159	(117,665)	47,122
Total other long-term liabilities	33,628	288,777	(117,665)	204,740
Temporary equity:
Redeemable noncontrolling interest	—	88,506	—	88,506
Shareholders’ equity:
Total shareholders’ equity	372,487	884,523	(376,227)	880,783
Total liabilities, temporary equity and shareholders’ equity	$980,811	$1,440,323	$(510,372)	$1,910,762

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2026
(in thousands)	Unrestricted Subsidiaries (ABS Entities)	Restricted Subsidiaries (Non-ABS Entities)	Eliminations	Consolidated
Service revenue and other	$44,460	$61,252	$(12,250)	$93,462
Operating expenses:
Cost of services exclusive of depreciation and amortization	18,009	21,264	(6,570)	32,703
Selling, general and administrative	7,053	29,649	(5,680)	31,022
Restructuring, integration and acquisition	—	134	—	134
Depreciation and amortization	15,794	14,825	—	30,619
Total operating expenses	40,856	65,872	(12,250)	94,478
Operating (loss) income	3,604	(4,620)	—	(1,016)
Other (expense) income:
Interest expense	(8,365)	(1,331)	—	(9,696)
Other income (expense), net	222	250	—	472
Loss before income taxes	(4,539)	(5,701)	—	(10,240)
Income tax benefit	—	(2,541)	—	(2,541)
Net loss	$(4,539)	$(3,160)	$—	$(7,699)

	Six Months Ended June 30, 2026
(in thousands)	Unrestricted Subsidiaries (ABS Entities)	Restricted Subsidiaries (Non-ABS Entities)	Eliminations	Consolidated
Service revenue and other	$87,090	$123,549	$(25,024)	$185,615
Operating expenses:
Cost of services exclusive of depreciation and amortization	36,025	41,357	(12,855)	64,527
Selling, general and administrative	14,680	61,898	(12,169)	64,409
Restructuring, integration and acquisition	—	2,574	—	2,574
Depreciation and amortization	32,257	33,333	—	65,590
Total operating expenses	82,962	139,162	(25,024)	197,100
Operating (loss) income	4,128	(15,613)	—	(11,485)
Other (expense) income:
Interest expense	(16,493)	(2,638)	—	(19,131)
Other income (expense), net	449	68	—	517
Loss before income taxes	(11,916)	(18,183)	—	(30,099)
Income tax benefit	—	(6,649)	—	(6,649)
Net loss	$(11,916)	$(11,534)	$—	$(23,450)

Horizon Acquisition - Representation and Warranty Insurance Claim:
On April 1, 2024, Shentel completed the acquisition of Horizon Acquisition Parent LLC, a Delaware limited liability company (“Horizon”), pursuant to the terms of an Agreement and Plan of Merger, dated October 24, 2023 (the “Merger Agreement”), by and among Shentel, Horizon, the sellers set forth on the signature pages thereto, and the other parties thereto. Horizon made customary representations and warranties in the Merger Agreement relating to periods prior to, and as of, the closing of the acquisition. Shentel purchased representation and warranty insurance (“RWI”), with a policy limit of $40.0 million to cover potential losses resulting from a breach of these representations and warranties. In June 2026, the Company submitted claims to the RWI carrier seeking coverage for losses arising out of the alleged breaches of representations and warranties in the Merger Agreement. Although we believe that the breaches and our claims are meritorious, no assurance can be given as to whether we will recover all, or any part, of the incurred loss. No gains or receivables have been recognized related to this RWI claim as of and for the period ended June 30, 2026.

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in Part II, Item 8 of our 2025 Form 10-K for the year ended December 31, 2025.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026, the Company has an outstanding debt balance of $728.4 million, which includes ABS Notes, VFN, and the RCF. Shentel’s ABS Notes, which include Class A-2 Notes and Class B Notes, have outstanding balances of $489.1 million and $78.3 million, respectively. The borrowed Class A-2 Notes and the Class B Notes incur interest at the fixed rate 5.64% and 6.03%, respectively; therefore, the Class A-2 and the Class B Notes are not subject to fluctuations in market interest rates. The borrowed RCF bears interest at a variable rate determined by one-month term SOFR, plus a margin based on net leverage. The borrowed VFN bears interest at a variable rate determined by a one-month term SOFR, plus a fixed margin.

As of June 30, 2026, the Company had $68.0 million and $93.0 million of gross variable rate debt outstanding under the VFN and RCF, respectively. The interest rate was 5.40% and 6.15% for the VFN and RCF, respectively, at June 30, 2026. An increase in market interest rates of 1.00% would add approximately $1.6 million to annual interest expense.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of June 30, 2026, the Company has identified an additional risk factor, included below, due to ongoing global geopolitical conflicts and actions taken by governments globally in response to such conflicts including sanctions and trade restrictions.

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

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended June 30, 2026, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	—	—
June 1 to June 30	21	15.91
Total	21

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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
Date: July 29, 2026