Form 10-Q/A
period 2026-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2026-07-29
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
Amendment No. 1
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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	55,364,680
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on July 22, 2026)

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
Yes ☐  No  ☒

Explanatory Note
Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, previously filed with the Securities and Exchange Commission on July 29, 2026 (the “Original Filing”), solely for the purpose of correcting a typographical error in the number of shares of Shentel common stock outstanding on July 22, 2026. Specifically, the number of shares outstanding as of July 22, 2026 was 55,364,680.
Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date and time of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

4